Form 10-K
period 2006-12-31
DB G10 Currency Harvest Master Fund
filed 2007-03-28
CIK 1354731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33020

POWERSHARES DB G10 CURRENCY HARVEST FUND

(Exact name of registrant as specified in its charter)

Delaware	16-6562496
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 250-5883

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Beneficial Interest	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Number of Common Units of Beneficial Interest outstanding as of March 15, 2007: 10,200,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus filed by the registrant on September 15, 2006 as supplemented on October 26, 2006, January 26, 2007 and February 2, 2007 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-132484) are incorporated by reference into Part I of this report.

ii

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry, and its beliefs and assumptions about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the registrant that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, the investors can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this report, including in “Item 1A. Risk Factors”, and our other Securities and Exchange Commission (“SEC”) filings.

iii

PART I

ITEM 1.	BUSINESS

Organization

PowerShares DB G10 Currency Harvest Fund (the “Fund”; Fund may also refer to the Fund and the Master Fund, collectively, as the context requires) and its subsidiary, DB G10 Currency Harvest Master Fund (the “Master Fund”), were formed as Delaware statutory trusts on April 12, 2006. DB Commodity Services LLC (“DBCS” or the “Managing Owner”) funded both the Fund and the Master Fund with a capital contribution of $1,000 to each fund in exchange for 40 General Shares of each fund. The Fund was originally named “DB Currency Index Value Fund”. The Fund changed its name to “PowerShares DB G10 Currency Harvest Fund” effective July 20, 2006. DBCS, a Delaware limited liability company, is the Managing Owner of the Fund and the Master Fund.

The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Fund and the Master Fund (“Trust Agreement”).

The Fund offers Limited Shares to Authorized Participants in one or more blocks of 200,000 Limited Shares, called a Basket. The proceeds from the offering of Limited Shares are invested in the Master Fund. The Fund and the Master Fund commenced operations on September 15, 2006 with the initial offering of 1,000,000 common units of beneficial interest (the “Limited Shares”) to Deutsche Bank Securities Inc. (the “Commodity Broker”) in exchange for $25,000,000. The Fund commenced trading on the American Stock Exchange (the “Amex”) on September 18, 2006. After the initial offering of the Limited Shares an additional 4,000,000 Limited Shares were issued to certain eligible financial institutions (“Authorized Participants”) for $101,665,090 during the period from September 15, 2006 (commencement of investment operations) to December 31, 2006. No Limited Shares were redeemed during 2006. Limited Shares may be purchased from the Fund only by Authorized Participants.

Fund Investment Overview

The Master Fund invests the proceeds from the offering of Limited Shares in exchange-traded currency futures comprising the Deutsche Bank G10 Currency Future Harvest Index-Excess Return™, or the Index, with a view to tracking changes, whether positive or negative, in the level of the Index calculated on an excess return basis, over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Master Fund holds United States Treasury obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s currency futures brokers as margin and for investment.

The Index is designed to reflect the performance of certain currencies. The currencies comprising the Index, at any time, or the Index Currencies, are six of the following Group of Ten, or G10, currencies: United States Dollars, Euros, Japanese Yen, Canadian Dollars, Swiss Francs, British Pounds, Australian Dollars, New Zealand Dollars, Norwegian Krone and Swedish Krona, or, collectively, the Eligible Index Currencies. At any time, the Index will consist of long futures contracts on the three Eligible Index Currencies associated with the highest interest rates and short futures contracts on the three Eligible Index Currencies associated with the lowest interest rates. The ratio of the notional value of futures contracts in the Index to collateral used to margin those contracts is generally 2:1 when the Index re-balances quarterly. However, if the United States Dollar is one of the Eligible Index Currencies associated with either the three highest or three lowest interest rates, the Index will not establish a futures position, and the ratio of the notional value of futures contracts to collateral used to margin those contracts will be 1.66:1 when the Index re-balances.

A description of the business of the Fund and related items is contained in the Prospectus under the sections captioned “Summary,” “Organization Chart,” “The Master-Feeder Structure,” “Investment Objective,” “Description of the Deutsche Bank G10 Currency Future Harvest Index – Excess Return™,” “Information Barriers Between the Index Sponsor and the Managing Owner,” “Charges,” “Conflicts of Interest” and “Description of the Shares and the Master Fund Units; Certain Material Terms of the Trust Declarations,” and such description is incorporated by reference herein by reference from the Prospectus.

A Trade Mark application for Deutsche Bank G10 Currency Future Harvest Index™ is pending. Any use of this trade mark must be with the consent of or under license from the Index Sponsor. The Fund, Master Fund and the Managing Owner have been licensed to use Deutsche Bank G10 Currency Future Harvest Index™. The Index Sponsor does not approve, endorse or recommend the Fund, the Master Fund or the Managing Owner.

The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Fund, the Master Fund or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

The Trustee

Under the Trust Agreement of the Fund and the Master Fund, Wilmington Trust Company, the Trustee of the Fund and the Master Fund, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund and the Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner. Pursuant to the Trust Agreement, the Trustee is compensated by the Fund or Master Fund as appropriate. Under the Trust Agreement, the Managing Owner, from the assets of the Fund or the Master Fund, will indemnify the Trustee for any liability or expense relating to the formation, operations and termination of the Funds incurred without gross negligence or willful misconduct.

The Managing Owner

The Managing Owner was formed on May 23, 2005. The Managing Owner is an indirect wholly-owned subsidiary of Deutsche Bank AG. The Managing Owner serves as the commodity pool operator and commodity trading advisor of the Fund and the Master Fund. The Managing Owner and its trading principals have limited experience in operating commodity pools and managing futures trading accounts. The Managing Owner is registered as a commodity pool operator and commodity trading advisor with the Commodity Futures Trading Commission, or the CFTC, and is a member of the National Futures Association, or the NFA. As a registered commodity pool operator and commodity trading advisor, with respect to both the Fund and the Master Fund, the Managing Owner must comply with various regulatory requirements under the Commodity Exchange Act and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Managing Owner is also subject to periodic inspections and audits by the CFTC and NFA.

The Managing Owner’s main business offices are located at 60 Wall Street, New York, New York 10005, telephone (212) 250-5122.

The Master Fund pays the Managing Owner a management fee (“Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the net asset value of the Master Fund. No separate fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

Pursuant to the Trust Agreement, the Fund and the Master Fund will indemnify the Managing Owner against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by it in connection with its activities on behalf of the Master Fund and the Fund incurred without negligence or misconduct.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund.

A variety of executing brokers executes futures transactions on behalf of the Master Fund. Such executing brokers “give-up”, or transfer for clearing, all such transactions to the Commodity Broker. The Commodity Broker is an affiliate of the Managing Owner. The Commodity Broker is registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacity.

The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. On average, total charges paid to the Commodity Broker were approximately $7.00 per round-turn trade during

2006, although the Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees were approximately 0.01% of the net asset value of the Master Fund during 2006. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater.

A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase.

The Administrator

The Managing Owner, on behalf of the Fund and the Master Fund, has appointed The Bank of New York as the administrator, or the Administrator, of the Fund and the Master Fund and has entered into an Administration Agreement in connection therewith. The Bank of New York serves as custodian, or Custodian, of the Fund and has entered into a Global Custody Agreement, or Custody Agreement, in connection therewith. The Bank of New York serves as the transfer agent, or Transfer Agent, of the Fund and has entered into a Transfer Agency and Service Agreement in connection therewith.

The Bank of New York, a banking corporation organized under the laws of the State of New York with trust powers, has an office at 2 Hanson Place, 12th Floor, Brooklyn, N.Y. 11217. The Bank of New York is subject to supervision by the New York State Banking Department and the Board of Governors of the Federal Reserve System.

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund and the Master Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants.

The Administration Agreement will continue in effect from the commencement of trading operations unless terminated on at least 90 days’ prior written notice by either party to the other party. Notwithstanding the foregoing, the Administrator may terminate the Administration Agreement upon 30 days’ prior written notice if the Fund and/or Master Fund has materially failed to perform its obligations under the Administration Agreement.

The Administration Agreement provides for the exculpation and indemnification of the Administrator from and against any costs, expenses, damages, liabilities or claims (other than those resulting from the Administrator’s own bad faith, negligence or willful misconduct) which may be imposed on, incurred by or asserted against the Administrator in performing its obligations or duties under the Administration Agreement.

The Administrator’s monthly fees are paid on behalf of the Fund and the Master Fund by the Managing Owner out of the Management Fee.

The Administrator and any of its affiliates may from time-to-time purchase or sell Limited Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

The Administrator receives a transaction processing fee in connection with orders from Authorized Participants to create or redeem Baskets in the amount of $500 per order. These transaction processing fees are paid indirectly by the Authorized Participants and not by the Fund or the Master Fund.

The Distributor

ALPS Distributor (the “Distributor”) will provide certain distribution services to the Fund. Pursuant to the Distribution Services Agreement between the Fund and the Distributor, the Distributor will assist the Managing Owner and the Administrator with certain functions and duties relating to the creation and redemption of Baskets.

The date of the Distribution Services Agreement shall be the effective date and such Agreement shall continue until two years from such date and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the Fund’s Managing Owner or otherwise as provided under the Distribution Services Agreement. The Distribution Services Agreement is terminable without penalty on sixty days’ written notice by the Managing Owner or by the Distributor. The Distribution Services Agreement shall automatically terminate in the event of its assignment.

Pursuant to the Distribution Services Agreement, the Fund shall indemnify and holds harmless the Distributor and each of its directors and officers and each person, if any, who controls the Distributor within the meaning of Section 15 of the 1933 Act, against any loss, liability, claim, damages or expenses (including the reasonable cost of investigating or defending any alleged loss, liability, claim, damages or expense and reasonable counsel fees incurred in connection therewith) arising by reason of any person acquiring any Shares, based upon the ground that the registration statement, prospectus, statement of additional information, shareholder reports or other information filed or made public by the Fund (as from time-to-time amended) included an untrue statement of a material fact or omitted to state a material fact required to be stated or necessary in order to make the statements not misleading under the 1933 Act or any other statute or the common law.

AIM Distributors, Inc. and PowerShares Capital Management, LLC

Certain marketing services may be provided for the Fund by AIM Distributors, Inc. or PowerShares Capital Management, LLC. This assistance includes the licensing of the PowerShares® registered service mark to the Managing Owner for use with the Fund. PowerShares® is a registered service mark of PowerShares Capital Management LLC. PowerShares Capital Management LLC is not a sponsor or promoter of the Fund and has no responsibility for the performance of the Fund or the decisions made or actions taken by the Managing Owner.

Through a marketing agreement between the Managing Owner, AIM Distributors, Inc., or AIM Distributors, an affiliate of PowerShares Capital Management LLC, or PowerShares, the Managing Owner, on behalf of the Fund and the Master Fund, has appointed AIM Distributors as a marketing agent. AIM Distributors will assist the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities will include, but not be limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. AIM Distributors will not open or maintain customer accounts or handle orders for the Fund. AIM Distributors will engage in public seminars, road shows, conferences, media interviews, field incoming telephone “800” number calls and distribute sales literature and other communications (including electronic media) regarding each Fund.

AIM Distributors is a subsidiary of AMVESCAP PLC. AMVESCAP is a leading independent global investment manager operating under the AIM, INVESCO, AIM Trimark, Invesco Perpetual and Atlantic Trust brands.

Tax Reporting

The Fund has retained the services of PricewaterhouseCoopers LLP as service provider to assist with certain tax reporting requirements of the Fund and its Shareholders.

Regulation

Futures exchanges in the United States are subject to regulation under the Commodity Exchange Act, or CEAct, by the CFTC, the governmental agency having responsibility for regulation of futures exchanges and trading on those exchanges. No governmental U.S. agency regulates the over-the-counter, or OTC, foreign exchange markets.

The CEAct and the CFTC also regulate the activities of “commodity trading advisors” and “commodity pool operators” and the CFTC has adopted regulations with respect to certain of such persons’ activities. Pursuant to its authority, the CFTC requires a commodity pool operator (such as the Managing Owner) to keep accurate, current and orderly records with respect to each pool it operates. The CFTC may suspend the registration of a commodity pool operator if the CFTC finds that the operator has violated the CEAct or regulations thereunder and in certain other circumstances. Suspension, restriction or termination of the Managing Owner’s registration as a commodity pool operator would prevent it, until such time (if any) as such registration were to be reinstated, from managing, and might result in the termination of, the Fund and the Master Fund. The CEAct gives the CFTC similar authority with respect to the activities of commodity trading advisors, such as the Managing Owner. If the registration of a Managing Owner as a commodity trading advisor were to be terminated, restricted or suspended, the Managing Owner would be unable, until such time (if any) as such registration were to be reinstated, to render trading advice to the Fund and the Master Fund. The Fund and the Master Fund themselves are not registered with the CFTC in any capacity.

The CEAct requires all “futures commission merchants,” such as the Commodity Broker, to meet and maintain specified fitness and financial requirements, segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified book and records open to inspection by the staff of the CFTC.

The CEAct also gives the states certain powers to enforce its provisions and the regulations of the CFTC.

Shareholders are afforded certain rights for reparations under the CEAct. Shareholders may also be able to maintain a private right of action for certain violations of the CEAct. The CFTC has adopted rules implementing the reparation provisions of the CEAct which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEAct against a floor broker, futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, and their respective associated persons.

Pursuant to authority in the CEAct, the NFA has been formed and registered with the CFTC as a “registered futures association.” At the present time, the NFA is the only non-exchange self-regulatory organization for commodities professionals. NFA members are subject to NFA standards relating to fair trade practices, financial condition, and consumer protection. As the self-regulatory body of the commodities industry, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals who do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, commodity pool operators, futures commission merchants, introducing brokers and their respective associated persons and floor brokers. The Commodity Broker and the Managing Owner are members of the NFA (the Fund and the Master Fund themselves are not required to become members of the NFA).

The CFTC has no authority to regulate trading on foreign commodity exchanges and markets.

Employees

The Fund and the Master Fund have no employees.

Available Information

The Fund files with or submits to the SEC annual, quarterly and current reports and other information meeting the informational requirements of the Exchange Act. These reports are available on the Managing Owner’s website at http://dbfunds.db.com. Investors may also inspect and copy these reports, proxy statements and other information, and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov.

The Fund also posts monthly performance reports and its annual report, as required by the Commodity Futures Trading Commission, on the Managing Owner’s website at the address listed above and its annual report.

ITEM 1A.	RISK FACTORS

An investment in the securities of the Fund involves a high degree of risk. Investors should consider carefully all of the risks described below, together with the other information contained in this report and the prospectus, before making a decision to invest in the securities of the Fund. If any of the following risks occur, the business, financial condition and results of operations of the Fund may be adversely affected.

The Value of the Limited Shares Relates Directly to the Value of the Futures Contracts on the Index Currencies and Other Assets Held by the Master Fund and Fluctuations in the Price of These Assets Could Materially Adversely Affect an Investment in the Limited Shares.

The Limited Shares are designed to reflect as closely as possible the changes, positive and negative, in the Index over time through the Master Fund’s portfolio of exchange traded futures contracts on the Index Currencies. The value of the Limited Shares relates directly to the value of the portfolio, less the liabilities (including estimated accrued but unpaid expenses) of the Fund and the Master Fund. The price of the Index Currencies may fluctuate widely. Several factors may affect the price of the Index Currencies, including, but not limited to:

•	National debt levels and trade deficits, including changes in balances of payments and trade;

•	Domestic and foreign inflation rates and investors’ expectations concerning inflation rates;

•	Domestic and foreign interest rates and investors’ expectations concerning interest rates;

•	Currency exchange rates;

•	Investment and trading activities of mutual funds, hedge funds and currency funds;

•	Global or regional political, economic or financial events and situations;

•	Supply and demand changes which influence the foreign exchange rates of various currencies;

•

Monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries), trade restrictions, currency devaluations and revaluations;

•	Governmental intervention in the currency market, directly and by regulation, in order to influence currency prices; and

•	Expectations among market participants that a currency’s value soon will change.

Net Asset Value May Not Always Correspond to Market Price and, as a Result, Baskets may be Created or Redeemed at a Value that Differs from the Market Price of the Limited Shares.

The net asset value per share of the Limited Shares will change as fluctuations occur in the market value of the Master Fund’s portfolio. Investors should be aware that the public trading price of a Basket of Limited Shares may be different from the net asset value of a Basket of Limited Shares (i.e., 200,000 Limited Shares may trade at a premium over, or a discount to, net asset value of a Basket of Limited Shares) and similarly the public trading price per Limited Share may be different from the net asset value per Limited Share. Consequently, an Authorized Participant may be able to create or redeem a Basket of Limited Shares at a discount or a premium to the public trading price per Limited Share. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Limited Shares is closely related, but not identical, to the same forces influencing the prices of the Index Currencies trading individually or in the aggregate at any point in time. Investors also should note that the size of the Fund in terms of total assets held may change substantially over time and from time-to-time as Baskets are created and redeemed.

Authorized Participants or their clients or customers may have an opportunity to realize a riskless profit if they can purchase a Creation Basket at a discount to the public trading price of the Limited Shares or can redeem a Redemption Basket at a premium over the public trading price of the Limited Shares. The Managing Owner expects that the exploitation of such arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price to track net asset value per Limited Share closely over time.

The value of a Limited Share may be influenced by non-concurrent trading hours between the Amex and the various futures exchanges on which the Index Currencies are traded. As a result, during periods when the Amex is open and the futures exchanges on which the Index Currencies are traded are closed, trading spreads and the resulting premium or discount on the Limited Shares may widen, and, therefore, increase the difference between the price of the Limited Shares and the net asset value of the Limited Shares.

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Index.

It is possible that the Fund’s performance may not fully replicate the changes in the Index due to disruptions in the markets for the Index Currencies or due to other extraordinary circumstances. In addition, the Fund is not able to replicate exactly the changes in the Index because the total return generated by the Master Fund is reduced by expenses and transaction costs, including those incurred in connection with the Master Fund’s trading activities, and increased by interest income from the Master Fund’s holdings of short-term high quality fixed income securities. Tracking the Index requires trading of the Master Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

The Master Fund Is Not Actively Managed and Tracks the Index During Periods in which the Index Is Flat or Declining as well as when the Index Is Rising.

The Master Fund is not actively managed by traditional methods. Therefore, if positions in any one or more of the Index Currencies are declining in value, the Master Fund does not close out such positions, except in connection with a change in the composition or weighting of the Index. The Managing Owner seeks to cause the net asset value to track the Index during periods in which the Index is flat or declining as well as when the Index is rising.

The Dual Assumptions Underpinning the Index that High Yielding Interest Rates With Respect to Certain Eligible Index Currencies Suggest Taking Long Positions in Futures Contracts in Such Currencies and Low Yielding Interest Rates With Respect to Certain Eligible Index Currencies Suggest Taking Short Positions in Futures Contracts in Such Currencies May Be Detrimental to the Value of the Investors’ Limited Shares Should Either or Both Assumptions Fail.

The Index is expected to rise as a result of any upward price movement on long positions in futures contracts on the Index Currencies when the prices of these long futures contracts increase relative to the USD. The Index also is expected to rise as a result of any downward price movement on short positions in futures contracts on the Index Currencies when the prices of these short futures contracts decrease relative to the USD. Because the price of the Investors’ Limited Shares is expected to track the Index, if the price of the Master Fund’s long futures contracts decreases relative to the USD or the price of the Master Fund’s short futures contracts increases relative to the USD on any or all of the Index Currencies, the value of the investors’ Limited Shares may decrease. The decrease in the value of the investors’ Limited Shares will be amplified if both assumptions fail simultaneously (i.e., both the price of the Master Fund’s long futures contracts decreases relative to the USD and the price of the Master Fund’s short futures contracts increases relative to the USD on any or all of the Index Currencies).

Interest Rates Will Change Between Re-Weightings of the Index.

The Index is re-weighted quarterly based upon the three highest and three lowest yielding Eligible Index Currencies at the time of re-weighting. At any point in time between quarterly re-weightings, the Index Currencies may not be among the three highest or lowest yielding Eligible Index Currencies. Between quarterly re-weightings of the Index, a currency that was among the three highest yielding Eligible Index Currencies could be among the three lowest yielding Eligible Index Currencies, or vice versa. Under such circumstances, the Fund may not be able to exploit efficiently the trend that currencies associated with relatively high interest rates, on average, tend to rise in value relative to currencies associated with relatively low interest rates. If the interest rates associated with the Eligible Index Currencies change sufficiently during any quarter, the Fund may find itself positioned such that the effects of this trend will cause the Fund to lose money. Even if the interest rates associated with the Eligible Index Currencies vary substantially between re-weightings, the Fund will not adjust its portfolio of currency futures until the next quarterly re-weighting.

Amex May Halt Trading in the Limited Shares Which Would Adversely Impact the Investors’ Ability to Sell Limited Shares.

The Limited Shares are listed for trading on the Amex under the market symbol DBV. Trading in Limited Shares may be halted due to market conditions or, in light of Amex rules and procedures, for reasons that, in the view of the Amex, make trading in Limited Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Limited Shares will continue to be met or will remain unchanged. The Fund and the Master Fund will be terminated if the Limited Shares are delisted.

The Lack of An Active Trading Market for the Limited Shares May Result in Losses on the Investors’ Investment at the Time of Disposition of Their Limited Shares.

Although the Limited Shares are listed and traded on the Amex, there can be no guarantee that an active trading market for the Limited Shares will be maintained. If an Investor needs to sell its Limited Shares at a time when no active market for them exists, the price that such investor receives for its Limited Shares, assuming that it is able to sell them, likely will be lower than that it would receive if an active market did exist.

The Limited Shares Are a New Securities Product and Their Value Could Decrease if Unanticipated Operational or Trading Problems Arise.

The mechanisms and procedures governing the creation, redemption and offering of the Limited Shares have been developed specifically for this securities product. Consequently, there may be unanticipated problems or issues with respect to the mechanics of the operations of the Fund and the Master Fund and the trading of the Limited Shares that could have a material adverse effect on an investment in the Limited Shares. In addition, although the Master Fund is not actively “managed” by traditional methods, to the extent that unanticipated operational or trading problems or issues arise, the Managing Owner’s past experience and qualifications may not be suitable for solving these problems or issues.

As the Managing Owner and its Principals have Only a Limited History of Operating an Investment Vehicle like the Fund or the Master Fund, their Experience may be Inadequate or Unsuitable to Manage the Fund or the Master Fund.

The Managing Owner was formed to be the managing owner of investment vehicles such as the Fund and the Master Fund and has only a limited history of past performance. The past performances of the Managing Owner’s management in other commodity pools are no indication of its ability to manage an investment vehicle such as the Fund or the Master Fund. If the experience of the Managing Owner and its principals is not adequate or suitable to manage an investment vehicle such as the Fund and the Master Fund, the operations of the Fund and the Master Fund may be adversely affected.

Past Performance or Index Results Should Not Be Relied Upon When Deciding Whether to Buy Limited Shares.

The Fund and the Master Fund have limited performance history upon which to evaluate the investors’ investment in the Fund and the Master Fund. Although past performance is not necessarily indicative of future results, if the Fund and the Master Fund had a longer performance history, such performance history might provide the investors with more information on which to evaluate an investment in the Fund and the Master Fund. Likewise, the Index has a limited history which may not be indicative of future Index results, or of the future performance of the Fund or the Master Fund. Therefore, investors will have to make their own decision to invest in the Fund on the basis of limited information.

Fewer Representative Index Currencies May Result In Greater Index Volatility.

The ten Eligible Index Currencies are United States Dollars, Euro, Japanese Yen, Canadian Dollars, Swiss Francs, British Pounds, Australian Dollars, New Zealand Dollars, Norwegian Krone and Swedish Krona. The Index is comprised of only six of the ten Eligible Index Currencies from time-to-time. Accordingly, the Index is concentrated in terms of the number of currencies represented. Investors should be aware that other currency indices are more diversified in terms of the number of currencies included. Concentration in fewer currencies may result in a greater degree of volatility in the Index under specific market conditions and over time.

Leverage Will Fluctuate Between Index Re-Weighting Periods and May be Greater or Less than the Leverage on Each Index Re-Weighting Period.

Although the Master Fund does not establish positions that exceed a leverage ratio of 2:1 at the time of establishment, movements in the market price of the Master Fund’s futures positions between the Index Re-Weighting Periods may increase or decrease the Master Fund’s leverage ratio. Any such increase or decrease, respectively, in the Master Fund’s leverage ratio will magnify or decrease, respectively, the potential for loss or gain of the Master Fund’s futures positions and, in turn, the value of the investors’ Limited Shares.

Because the Fund’s Trading will be Leveraged, a Relatively Small Movement in the Price of a Contract May Cause Greater Losses.

The Master Fund takes long futures positions in the high-yielding Eligible Index Currencies and takes short futures positions in the low-yielding Eligible Index Currencies with a view to tracking the changes in the Index over time. Assuming that the USD is not one of the three highest or lowest yielding currencies during any Index Re-Weighting Period, the long futures positions and short futures positions in the Index Currencies will each have a notional value approximately equal to the Master Fund’s net asset value. Accordingly, if the USD is not one of the three highest or lowest yielding currencies during any the Index Re-Weighting Period, the aggregate notional amount of the futures positions held by the Master Fund is expected to be approximately, but not in excess of, 200% of the Master Fund’s net asset value. If the USD is one of the three highest or lowest yielding currencies, the Master Fund does not establish a long or short futures position (as the case may be) in USD, as the Master Fund never can enjoy profit or suffer loss from long or short futures positions in USD because USD is the Fund’s home currency. Consequently, if USD is one of the three highest or lowest yielding currencies, the aggregate notional amount of the futures positions held by the Master Fund is expected to be approximately, but not in excess of, 166 2/3% of the Master Fund’s net asset value. Holding futures positions with a notional amount in excess of the Master Fund’s net asset value constitutes a form of leverage. The use of leverage increases the potential for both trading profits and losses, depending on the changes in market value of the Index Currencies in which the Master Fund has long futures positions relative to the Index Currencies in which the Master Fund has short futures positions.

The use of long and short positions in the construction of the Index causes the Index to rise as a result of any upward price movement of Index Currencies expected to gain relative to the USD and to rise as a result of any downward price movement of Index Currencies expected to lose relative to the USD. The inclusion of both long and short positions is also expected to reduce the country specific foreign exchange risk of the Index (and, therefore, risk in connection with an investment in the Fund) relative to a directional (outright long or short) exposure to any or all of the Index Currencies.

There can be no assurance that the use of both long and short positions will reduce the volatility of the Index during any or all market cycles or periods, or that the Master Fund will achieve its objectives. It is possible that, prior to an Index rebalancing, that Index Currencies expected to lose relative to the USD may rise and/or Index Currencies expected to gain relative to the USD may fall. In such cases, the Master Fund may experience losses in both its long and short positions at the same time. Such losses will be greater as a result of the Master Fund’s use of leverage, reflected in its long futures exposure to Index Currencies with a notional value of up to 100% of the Master Fund’s net asset value and its short futures exposure to Index Currencies with a notional value of up to 100% of the Master Fund’s net asset value. Under such circumstances, the Master Fund’s losses would be greater as a result of its leverage than would be the case were it to limit its overall exposure to Index Currencies with a notional value of 100% of the Master Fund’s net assets.

As a result of its use of leverage, the Master Fund is required to deposit a greater proportion of its net assets as margin, not expected to exceed 5% of net assets. This represents margin deposit requirements approximately twice as great as would be required if the Master Fund did not use leverage. Similarly, as a result of its use of leverage, the Master Fund trades more futures contracts and incur more brokerage commission expense than it would if it did not use leverage. The additional amount of brokerage commission expense generally is proportional to the Master Fund’s leverage ratio.

Short Selling Theoretically Exposes the Master Fund to Unlimited Losses.

The Master Fund holds short futures positions in the three lowest-yielding Eligible Index Currencies (other than the USD).

A long futures position in a foreign currency requires the Master Fund to purchase at a future date the equivalent in USD of a fixed amount of a foreign currency at a fixed price in USD. The Master Fund profits if the price of the foreign currency rises relative to the USD while the contract is open and the Master Fund suffers loss if the price of the foreign currency falls relative to the USD while the contract is open. Because the price in USD of the foreign currency cannot fall below zero, the Master Fund’s exposure to loss is limited to the value in USD of the fixed amount of the foreign currency at the time of the establishment of the long futures contract.

By contrast, a short futures position in a foreign currency requires the Master Fund to deliver at a future date an amount in USD equal to the price in USD of a fixed amount of the foreign currency at that future date. The Master Fund profits if the price of the foreign currency falls relative to the USD while the contract is open and the Master Fund suffers loss if the price of the foreign currency rises relative to the USD while the contract is open. Because the price in USD of a fixed amount of the foreign currency could, in theory, rise to infinity, a short futures position exposes the Master Fund to theoretically unlimited liability.

The Master Fund’s losses could result in the total loss of the investors’ investment.

Price Volatility May Possibly Cause the Total Loss of Investors’ Investment.

Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, investors could lose all or substantially all of the investors’ investment in the Fund.

The following table* reflects various measures of volatility** of the history of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	7.62%
Average rolling 3 month daily volatility	7.12%
Monthly return volatility	7.43%
Average annual volatility	7.33%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1993***	8.67%
1994	4.97%
1995	13.93%
1996	7.01%
1997	7.73%
1998	8.90%
1999	5.70%
2000	6.17%
2001	5.37%
2002	7.45%
2003	6.69%
2004	7.90%
2005	5.41%
2006	7.10%
2007*	6.96%

*	As of January 31, 2007. Past Index results are not necessarily indicative of future changes, positive and negative, in the Index.
**	Volatility, for these purposes, means the following:

Daily Volatility: The relative rate at which the price of the Index moves up and down, found by calculating the annualized standard deviation of the daily change in price.

Monthly Return Volatility: The relative rate at which the price of the Index moves up and down, found by calculating the annualized standard deviation of the monthly change in price.

Average Annual Volatility: The average of yearly volatilities for a given sample period. The yearly volatility is the relative rate at which the price of the Index moves up and down, found by calculating the annualized standard deviation of the daily change in price for each business day in the given year.

***	As of March 12, 1993. Past Index results are not necessarily indicative of future changes, positive and negative, in the Index.

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund indirectly is subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.75% per annum. Additional charges include brokerage fees of approximately 0.06% to 0.08% per annum in the aggregate and selling commissions. The Fund is expected to earn interest income at an annual rate of approximately 5.00% to 5.25% per annum, based upon the current yield on 3-month U.S. Treasury bills. Consequently, it is expected that interest income will exceed fees (other than selling commissions);

however, if interest rates fall to or below approximately 0.81%, the Fund will need to have positive performance in order to break even net of fees and expenses. Consequently, depending upon the interest rate environment, the expenses of the Master Fund could, over time, result in losses to the investors’ investment therein. Investors may never achieve profits, significant or otherwise.

There Is No Assurance of the Managing Owner’s Continued Services, Which Discontinuance May Be Detrimental to the Fund.

Investors cannot be assured that the Managing Owner will be willing or able to continue to service the Fund for any length of time. If the Managing Owner discontinues its activities on behalf of the Fund, the Fund may be adversely affected.

Possible Illiquid Markets May Exacerbate Losses.

Futures positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as when foreign governments may take or be subject to political actions which disrupt the markets in their currency or major exports, can also make it difficult to liquidate a position.

There can be no assurance that market illiquidity will not cause losses for the Fund. The large size of the positions which the Master Fund may acquire on behalf of the Fund increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

An Investor May Be Adversely Affected by Redemption Orders that Are Subject To Postponement, Suspension or Rejection Under Certain Circumstances.

The Fund may, in its discretion, suspend the right of redemption or postpone the redemption settlement date, (1) for any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (2) for such other period as the Managing Owner determines to be necessary for the protection of the Shareholders. In addition, the Fund will reject a redemption order if the order is not in proper form as described in the agreement among the Authorized Participant, the Managing Owner, and the Managing Owner in its capacity as managing owner of the Fund (the “Participant Agreement”) or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the net asset value of the Fund declines during the period of delay. The Fund disclaims any liability for any loss or damage that may result from any such suspension or postponement.

Because the Futures Contracts Have No Intrinsic Value, the Positive Performance of the Investors’ Investment Is Wholly Dependent Upon an Equal and Offsetting Loss.

Futures trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in Limited Shares does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prosper while Limited Shares trade unprofitably.

Failure of Currency Futures Trading to Exhibit Low to Negative Correlation to General Financial Markets Will Reduce Benefits of Diversification and May Exacerbate Losses to the Investors’ Portfolio.

Historically, currency futures’ returns have tended to exhibit low to negative correlation with the returns of other assets such as stocks and bonds. Although currency futures trading can provide a diversification benefit to investor portfolios because of its low to negative correlation with other financial assets, the fact that the Index is not 100% negatively correlated with financial assets such as stocks and bonds means the Fund cannot be expected to be automatically profitable during unfavorable periods for the stock or bond market, or vice versa. If the Limited Shares perform in a manner that correlates with the general financial markets or do not perform successfully, investors will obtain no diversification benefits by investing in the Limited Shares and the Limited Shares may produce no gains to offset the investors’ losses from other investments.

Shareholders Do Not Have the Protections Associated With Ownership of Limited Shares in an Investment Company Registered Under the Investment Company Act of 1940.

Neither the Fund nor the Master Fund is registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to the investors in registered and regulated investment companies.

Various Actual and Potential Conflicts of Interest May Be Detrimental to Shareholders.

The Fund and the Master Fund are subject to actual and potential conflicts of interest involving the Managing Owner, various commodity futures brokers and Authorized Participants. The Managing Owner and its principals, all of whom are engaged in other investment activities, are not required to devote substantially all of their time to the business of the Fund and the Master Fund, which also presents the potential for numerous conflicts of interest with the Fund and the Master Fund. As a result of these and other relationships, parties involved with the Fund and the Master Fund have a financial incentive to act in a manner other than in the best interests of the Fund and the Master Fund and the Shareholders. The Managing Owner has not established any formal procedure to resolve conflicts of interest. Consequently, the investors are dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Managing Owner attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that these conflicts do not, in fact, result in adverse consequences to the Shareholders.

The Fund may be subject to certain conflicts with respect to its Commodity Broker, including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, purchasing opposite or competing positions on behalf of third party accounts traded through the Commodity Broker.

Shareholders Are Subject to Taxation on Their Limited Share of the Master Fund’s Taxable Income, Whether or Not They Receive Cash Distributions.

Shareholders are subject to United States federal income taxation and, in some cases, state, local, or foreign income taxation on their share of the Master Fund’s taxable income, whether or not they receive cash distributions from the Fund. Shareholders may not receive cash distributions equal to their share of the Master Fund’s taxable income or even the tax liability that results from such income.

Items of Income, Gain, Deduction, Loss and Credit with respect to Fund Limited Shares could be Reallocated if the IRS does not Accept the Assumptions or Conventions Used by the Master Fund in Allocating Master Fund Tax Items.

U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to publicly traded partnerships. The Master Fund will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to Fund Shareholders in a manner that reflects Shareholders’ beneficial shares of partnership items, but these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will successfully assert that the conventions and assumptions used by the Master Fund do not satisfy the technical requirements of the Code and/or Treasury regulations and could require that items of income, gain, deduction, loss or credit be adjusted or reallocated in a manner that adversely affects the investors.

The Current Treatment of Long-Term Capital Gains Under Current U.S. Federal Income Tax Law May Be Adversely Affected, Changed or Repealed in the Future.

Under current law, long-term capital gains are taxed to non-corporate investors at a maximum United States federal income tax rate of 15%. This tax treatment may be adversely affected, changed or repealed by future changes in tax laws at any time and is currently scheduled to expire for tax years beginning after December 31, 2010.

Prospective investors are strongly urged to consult their own tax advisers and counsel with respect to the possible tax consequences to them of an investment in the shares; such tax consequences may differ in respect of different investors.

Failure or Lack of Segregation of Assets May Increase Losses.

The Commodity Exchange Act requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If the Commodity Broker fails to do so, the assets of the Master Fund might not be fully protected in the event of the Commodity Broker’s bankruptcy. Furthermore, in the event of the Commodity Broker’s bankruptcy, any Master Fund Units could be limited to recovering only a pro rata share of all available funds segregated on behalf of the Commodity Broker’s combined customer accounts, even though certain property specifically traceable to the Master Fund was held by the Commodity Broker. The Commodity Broker may, from time-to-time, have been the subject of certain regulatory and private causes of action.

In the event of a bankruptcy or insolvency of any exchange or a clearing house, the Master Fund could experience a loss of the funds deposited through its Commodity Broker as margin with the exchange or clearing house, a loss of any profits on its open positions on the exchange, and the loss of unrealized profits on its closed positions on the exchange.

Regulatory Changes or Actions May Alter the Nature of an Investment in the Fund.

Considerable regulatory attention has been focused on non-traditional investment pools which are publicly distributed in the United States. There is a possibility of future regulatory changes altering, perhaps to a material extent, the nature of an investment in the Fund or the ability of the Fund to continue to implement its investment strategy.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Fund is impossible to predict, but could be substantial and adverse.

Lack of Independent Experts Representing Investors.

The Managing Owner has consulted with counsel, accountants and other experts regarding the formation and operation of the Fund and the Master Fund. No counsel has been appointed to represent investors in connection with the offering of the Limited Shares. Accordingly, investors should consult their own legal, tax and financial advisers regarding the desirability of an investment in the Limited Shares.

Possibility of Termination of the Fund May Adversely Affect the Investors’ Portfolio.

The Managing Owner may withdraw from the Fund upon 120 days’ notice, which would cause the Fund and the Master Fund to terminate unless a substitute managing owner were obtained. Owners of 50% of the Limited Shares have the power to terminate the Fund. If it is so exercised, investors who may wish to continue to invest in the Index through the vehicle of the Fund will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Fund. Such detrimental developments could cause investors to liquidate their own investments and upset the overall maturity and timing of their investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the Commodity Broker were revoked or suspended, such entity would no longer be able to provide services to the Fund and the Master Fund.

Shareholders Do Not Have the Rights Enjoyed by Investors in Certain Other Vehicles.

As interests in an investment trust, the Limited Shares have none of the statutory rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring “oppression” or “derivative” actions). In addition, the Limited Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors and the Fund is not required to pay regular distributions, although the Fund may pay dividends in the discretion of the Managing Owner).

An Investment in the Limited Shares May Be Adversely Affected by Competition From Other Methods of Investing in Currencies.

The Fund and the Master Fund constitute a new, and thus untested, type of investment vehicle. They compete with other financial vehicles, including other commodity pools, hedge funds, traditional debt and equity securities issued by companies and foreign governments, other securities backed by or linked to currencies, and direct investments in the underlying currencies or currencies futures contracts. Market and financial conditions, and other conditions beyond the Managing Owner’s control, may make it more attractive to invest in other financial vehicles or to invest in such currencies directly, which could limit the market for the Limited Shares and reduce the liquidity of the Limited Shares.

Competing Claims Over Ownership of Intellectual Property Rights Related to the Fund Could Adversely Affect the Fund and an Investment in the Limited Shares.

While the Managing Owner believes that all intellectual property rights needed to operate the Fund are either owned by or licensed to the Managing Owner or have been obtained, third parties may allege or assert ownership of intellectual property rights which may be related to the design, structure and operations of the Fund. To the extent any claims of such ownership are brought or any proceedings are instituted to assert such claims, the negotiation, litigation or settlement of such claims, or the ultimate disposition of such claims in a court of law if a suit is brought, may adversely affect the Fund and an investment in the Limited Shares, for example, resulting in expenses or damages or the termination of the Fund.

The Value of the Limited Shares Will Be Adversely Affected if the Fund or the Master Fund is Required to Indemnify the Trustee or the Managing Owner.

Under the Trust Agreement, the Trustee and the Managing Owner have the right to be indemnified for any liability or expense either incurs without negligence or misconduct. That means the Managing Owner may require the assets of the Master Fund to be sold in order to cover losses or liability suffered by it or by the Trustee. Any sale of that kind would reduce the net asset value of the Master Fund and the value of the Limited Shares.

The Net Asset Value Calculation of the Master Fund May Be Overstated or Understated Due to the Valuation Method Employed When a Settlement Price is not Available on the Date of Net Asset Value Calculation.

Calculating the net asset value of the Master Fund (and, in turn, the Fund) includes, in part, any unrealized profits or losses on open foreign exchange futures contracts. Under normal circumstances, the net asset value of the Master Fund reflects the settlement price of open foreign exchange futures contracts on the date when the net asset value is being calculated. However, if a foreign exchange futures contract traded on an exchange (both U.S. and, to the extent it becomes applicable, non-U.S. exchanges) could not be liquidated on such day (due to the operation of daily limits or other rules of the exchange or otherwise), the settlement price on the most recent day on which the position could have been liquidated will be the basis for determining the market value of such position for such day. In such a situation, there is a risk that the calculation of the net asset value of the Master Fund on such day will not accurately reflect the realizable market value of such foreign exchange futures contract. For example, daily limits are generally triggered in the event of a significant change in market price of a foreign exchange futures contract. Therefore, as a result of the daily limit, the current settlement price is unavailable. Because the settlement price on the most recent day on which the position could have been liquidated would be used in lieu of the actual settlement price on the date of determination, there is a risk that the resulting calculation of the net asset value of the Master Fund (and, in turn, the Fund) could be under or overstated, perhaps to a significant degree. Although the Eligible Index Currencies that the Master Fund will invest in are not currently subject to “daily limits,” the terms and conditions of these contracts may change in the future, and thus, may subject the Fund to the above-described risks.

Exchange Rates on the Index Currencies Could be Volatile and Could Materially and Adversely Affect the Performance of the Limited Shares.

Foreign exchange rates are influenced by national debt levels and trade deficits, domestic and foreign inflation rates and investors’ expectations concerning inflation rates, domestic and foreign interest rates and investors’ expectations concerning interest rates, currency exchange rates, investment and trading activities of mutual funds, hedge funds and currency funds; and global or regional political, economic or financial events and situations. Additionally, foreign exchange rates on the Index Currencies may also be influenced by changing supply and demand for a particular Index Currency, monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries), changes in balances of payments and trade, trade restrictions, currency devaluations and revaluations. Also, governments from time-to-time intervene in the currency markets, directly and by regulation, in order to influence prices directly. Additionally, expectations among market participants that a currency’s value soon will change may also affect exchange rates on the Index Currencies. These events and actions are unpredictable. The resulting volatility in the exchange rates on the underlying Index Currencies may materially and adversely affect the market value of the futures contracts on the Index Currencies, which would then negatively impact the value of the investors’ Limited Shares.

Substantial Sales of Index Currencies by the Official Sector Could Adversely Affect an Investment in the Limited Shares.

The official sector consists of central banks, other governmental agencies and multi-lateral institutions that buy, sell and hold certain Index Currencies as part of their reserve assets. The official sector holds a significant amount of Index Currencies that can be mobilized in the open market. In the event that future economic, political or social conditions or pressures require members of the official sector to sell their Index Currencies simultaneously or in an uncoordinated manner, the demand for Index Currencies might not be sufficient to accommodate the sudden increase in the supply of certain Index Currencies to the market. Consequently, the price of an Index Currency may decline, which may then negatively impact the Limited Shares.

Although the Limited Shares are Limited Liability Investments, Certain Circumstances such as Bankruptcy of the Fund or Indemnification of the Fund by the Shareholders will Increase a Shareholder’s Liability.

The Limited Shares are limited liability investments; investors may not lose more than the amount that they invest plus any profits recognized on their investment. However, Shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Fund any distribution they received at a time when the Fund was in fact insolvent or in violation of its Trust Agreement. In addition, although the Managing Owner is not aware of this provision ever having been invoked in the case of any public futures fund, Shareholders agree in the Trust Agreement that they will indemnify the Fund for any harm suffered by it as a result of

•	Shareholders’ actions unrelated to the business of the Fund, or

•	Taxes separately imposed on the Fund by any state, local or foreign taxing authority.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Fund and the Master Fund do not own or use physical properties in the conduct of its business. Its assets consist of futures contracts on currencies, cash, United States Treasury obligations and other high credit quality short-term fixed income securities. The Managing Owner’s headquarters are located at 60 Wall Street, New York, New York 10005.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Limited Shares of the Fund trade on the American Stock Exchange under the symbol “DBV.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Limited Share, as reported on the Amex.

	Limited Shares
Quarter ended	High	Low
September 30, 2006 (from commencement of investment trading on September 18, 2006)	$25.10	$24.80
December 31, 2006	$26.00	$24.98

Holders

As of March 15, 2007, we had 10.2 million holders of record of our Limited Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to holders of Limited Shares. On December 29, 2006, the Fund paid $0.06 per Limited Share to each holder of Limited Shares of record on December 20, 2006, a total distribution of $204,002. Prior to this, no distributions had been made on the Fund’s Limited Shares.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

The Registrant’s Registration Statement on Form S-1 (Registration No. 333-132484) was declared effective on September 15, 2006 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Trading on the Amex commenced on September 18, 2006.

The proceeds from the sale of Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Units for general corporate purposes in accordance with its investment objectives and policies.

During 2006, 5.0 million Limited Shares were created for $126.67 million and no Limited Shares were redeemed. For the three months ending December 31, 2006, 3.6 million Limited Shares were created for $91.69 million and no Limited Shares were redeemed. On December 31, 2006, 5.0 million Limited Shares of the Fund were outstanding for a market capitalization of $129.75 million.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2006 financial data of the Fund’s business and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report. PowerShares DB G10 Currency Harvest Fund commenced investment operations on September 15, 2006; therefore, no operating results occurred prior to that date. As a result, no comparable 2005 financial data is presented below.

Period from September 15, 2006 (commencement of investment operations) to December 31, 2006

Total Assets (as of December 31, 2006)	$129,272,991
Interest Income	$818,300
Total gain on investments and futures	$2,071,847
Net investment income	$680,220
Net Income	$2,752,067
Distribution per share	$0.06
Limited Shares NAV (December 31, 2006)	$25.84
General Shares NAV (December 31, 2006)	$25.85
Net Increase in cash	$6,035,881

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview/ Introduction

The Fund and the Master Fund seek to track changes, whether positive and negative, in the level of the Deutsche Bank G10 Currency Future Harvest Index—Excess Return™, or the Index, over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury obligations and other high credit quality short-term fixed income securities. The Index is designed to reflect the return from investing on a 2:1 leveraged basis in long currency futures positions for certain currencies associated with relatively high yielding interest rates and in short currency futures positions for certain currencies associated with relatively low yielding interest rates.

The Index is designed to exploit the trend that currencies associated with relatively high interest rates, on average, tend to rise in value relative to currencies associated with relatively low interest rates. This trend is consistent with economic theory regarding the correct price of a currency future, known as the Interest Rate Parity formula or the Covered Interest Arbitrage formula, and can be seen in the historical trading patterns of currency futures.

The theoretical or “fair market” price of a currency future contract is derived from the spot FX rate, interest rates of the two currencies and time to expiry of the currency future contract and represents an equilibrium relationship among the interest rates, spot markets and futures markets associated with the currencies in question. If an equilibrium relationship does not exist between two currencies, arbitrage opportunities arise and the exploitation of these opportunities by arbitrageurs will tend to drive currency futures prices toward equilibrium. Application of the Interest Rate Parity formula under circumstances in which currencies are not in an equilibrium relationship predicts that if the currency future is based on a rate ranging from a high yielding currency to a low yielding currency, the fair market price of the currency future will be below the spot rate. The longer the time to the expiry of the currency future the greater the amount the fair market price of the currency future will be below the spot rate. If the spot rate stays approximately the same then, as you move closer to the expiry of the currency future, the fair market price will increase. In other words, the currency future rate between a relatively high interest rate currency and low interest rate currency tends to increase over time (assuming spot is relatively stable).

The Index exploits this trend using both long and short futures positions, which is expected to provide more consistent and less volatile returns than could be obtained by taking long positions only or short positions only.

Performance Summary

Performance of the Fund and the exchange traded Limited Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance. The section “Summary of DBCFH-TR ™ and Underlying Index Currency Returns from September 15, 2006 (commencement of investment operations) to December 31, 2006” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and each underlying component of the Index.

The Index is intended to reflect the change in market value of its underlying currency futures contracts. The Deutsche Bank G10 Currency Harvest Index—Total Return™ (DBCFH-TR), consists of the Index plus 3-month United States Treasury bills returns. Because DBCFH-TR is an index, it does not reflect (i) actual trading and (ii) any fees or expenses. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels. The following paragraphs highlight the results of the DBCFH-TR during the period from September 15, 2006

(commencement of investment operations) to December 29, 2006 (last day of investment trading in 2006). Please note that the Fund’s objective is to track the Index (not the DBCFH-TR), and the Fund does not attempt to outperform or underperform the Index.

Summary of DBCFH-TR™ and Underlying Index Currency Returns for the period from September 15, 2006 (commencement of investment operations) to December 31, 2006.

DBCFH-TR: The DBCFH-TR returned 3.89% from September 15, 2006 to December 29, 2006 (last day of investment trading in 2006).

United States Dollar (USD): Although the United States Dollar was one of the Eligible Index Currencies associated with the top three highest interest rates from September 15, 2006 to December 29, 2006, the Index (as per its rules) did not include a long USD futures position. Returns from 3-month United States Treasury bills over this period were 1.48%.

Australian Dollar (AUD) futures: The Index included long AUD futures positions from September 15, 2006 to December 29, 2006. Long AUD futures positions over this period increased in value by 1.52%.

New Zealand Dollar (NZD) futures: The Index included long NZD futures positions from September 15, 2006 to December 29, 2006. Long NZD futures positions over this period increased in value by 2.24%.

Swedish Krona (SEK) futures: The Index included short SEK futures positions from September 15, 2006 to December 29, 2006. Short SEK futures positions over this period decreased in value by 1.65% (as a result of the value of the underlying SEK futures increasing).

Japanese Yen (JPY) futures: The Index included short JPY futures positions from September 15, 2006 to December 29, 2006. Short JPY futures positions over this period increased in value by 0.85% (as a result of the value of the underlying JPY futures decreasing).

Swiss Franc (CHF) futures: The Index included short CHF futures positions from September 15, 2006 to December 29, 2006. Short CHF futures positions over this period decreased in value by 0.55% (as a result of the value of the underlying CHF futures increasing).

Net Asset Value

Net asset value means the total assets of the Master Fund, including, but not limited to, all futures, cash and investments less total liabilities of the Master Fund, each determined on the basis of U.S. generally accepted accounting principles, consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open currency futures contracts, and any other credit or debit accruing to the Master Fund but unpaid or not received by the Master Fund. All open currency futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular currency futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined; provided, that if a currency futures contract could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated will be the basis for determining the market value of such position for such day. The Managing Owner may in its discretion (and only under extraordinary circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value an asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Master Fund’s brokerage account are accrued at least monthly. The amount of any distribution is a liability of the Master Fund from the day when the distribution is declared until it is paid.

The Fund invests substantially all of its assets in the Master Fund in a master-feeder structure. The Fund holds no investment assets other than Master Fund Limited Units. The Fund is the majority Master Fund Limited Unit owner and the Managing Owner holds a minority interest in the Master Fund. Each Limited Share issued by the Fund correlates with the Master Fund Limited Unit issued by the Master Fund and held by the Fund.

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Limited Shares of the Fund and Master Fund Limited Units, the net asset value per Limited Share of the Fund and the net asset value per Master Fund Limited Unit are equal.

Critical Accounting Policies

The Fund’s and Master Fund’s critical accounting policies are as follows:

Preparation of the financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the consolidated financial statements and accompanying notes. Both the Fund’s and the Master Fund’s application of these policies involve judgments and actual results may differ from the estimates used.

The Master Fund expects to hold a significant portion of its assets in currency futures contracts and United States Treasury obligations, both of which will be recorded on a trade date basis and at fair value in the consolidated financial statements, with changes in fair value reported in the consolidated statement of income and expenses. Generally, fair values are based on quoted market closing prices. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards.

Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively.

Interest income on United States Treasury obligations is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury obligations.

Liquidity

All of the Master Fund’s source of capital is derived from the Fund through the Fund’s offering of Limited Shares to Authorized Participants. (Authorized Participants may then subsequently redeem such Limited Shares). The Master Fund in turn allocates its net assets to currency futures trading. A significant portion of the net asset value is held in 3-month U.S. Treasury bills and cash, which is used as margin for the Master Fund’s trading in currency futures. The percentage that U.S. Treasury bills bear to the total net assets will vary from period to period as the market values of the Master Fund’s currency futures change. The balance of the net assets is held in the Master Fund’s brokerage account. Interest earned on the Master Fund’s interest-bearing funds is paid to the Master Fund.

The Master Fund’s foreign exchange futures contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations or for other reasons. For example, commodity exchanges generally have the ability to limit fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in the future can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Although the Eligible Index Currencies that the Master Fund invests in are not currently subject to daily limits, the currency futures held by the Master Fund could become subject to such limits in the future. Such market conditions could prevent the Master Fund from promptly liquidating its currency futures positions.

Because the Master Fund trades futures contracts, its capital is at risk due to changes in the value of future contracts (market risk) or the inability of an exchange clearinghouse to perform under the terms of the contracts (credit risk).

On any business day, an Authorized Participant may place an order with the Managing Owner to redeem one or more Baskets. Redemption orders must be placed by 1:00 p.m., New York time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an

Authorized Participant. By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

Market Risk

Trading in futures contracts involves the Master Fund entering into contractual commitments to purchase or sell a particular currency at a specified date and price. The market risk associated with the Master Fund’s commitments to purchase currencies is limited to the gross or face amount of the contracts held.

The Master Fund’s exposure to market risk is also influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Master Fund’s trading as well as the development of drastic market occurrences could ultimately lead to a loss of all or substantially all of the investors’ capital.

Credit Risk

When the Master Fund enters into futures contracts, the Master Fund will be exposed to credit risk that an exchange clearinghouse will not meet its obligations. The counterparty for futures contracts traded on United States exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members, which should significantly reduce credit risk. There can be no assurance that any clearinghouse will meet its obligations to the Master Fund.

The Commodity Broker, when acting as the Master Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Master Fund all assets of the Master Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Master Fund related to foreign futures trading.

Results of Operations

FOR THE PERIOD FROM SEPTEMBER 15, 2006 (COMMENCEMENT OF INVESTMENT OPERATIONS) TO DECEMBER 31, 2006

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank G10 Currency Future Harvest Index – Excess Return™, or the Index, over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following table illustrates changes in (i) the price of the Limited Shares (as reflected by the graph “DBV”), (ii) the Fund’s NAV (as reflected by the graph “DBVNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBCFHX”). The price of the Limited Shares generally has exceeded the levels of the Index primarily because the Limited Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Limited Shares will continue to exceed the Index levels.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Deutsche Bank G10 Currency Future Harvest Index – Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

WHILE THE FUND’S OBJECTIVE IS NOT TO GENERATE PROFIT THROUGH ACTIVE PORTFOLIO MANAGEMENT, BUT IS TO TRACK THE INDEX, BECAUSE THE INDEX WAS ESTABLISHED IN DECEMBER 2005, CERTAIN INFORMATION RELATING TO THE INDEX CLOSING LEVELS MAY BE CONSIDERED TO BE “HYPOTHETICAL.” HYPOTHETICAL INFORMATION MAY HAVE CERTAIN INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW.

WITH RESPECT TO INDEX DATA, NO REPRESENTATION IS BEING MADE THAT THE INDEX WILL OR IS LIKELY TO ACHIEVE ANNUAL OR CUMULATIVE CLOSING LEVELS CONSISTENT WITH OR SIMILAR TO THOSE SET FORTH HEREIN. SIMILARLY, NO REPRESENTATION IS BEING MADE THAT THE FUND WILL GENERATE PROFITS OR LOSSES SIMILAR TO THE FUND’S PAST PERFORMANCE OR THE HISTORICAL ANNUAL OR CUMULATIVE CHANGES IN INDEX CLOSING LEVELS. IN FACT, THERE ARE FREQUENTLY SHARP DIFFERENCES BETWEEN HYPOTHETICAL RESULTS AND THE ACTUAL RESULTS SUBSEQUENTLY ACHIEVED BY INVESTMENT METHODOLOGIES, WHETHER ACTIVE OR PASSIVE.

WITH RESPECT TO INDEX DATA, ONE OF THE LIMITATIONS OF HYPOTHETICAL INFORMATION IS THAT IT IS GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. TO THE EXTENT THAT INFORMATION PRESENTED HEREIN RELATES TO THE PERIOD MARCH 1993 THROUGH NOVEMBER 2005, THE INDEX CLOSING LEVELS REFLECT THE APPLICATION OF THE INDEX METHODOLOGY, AND SELECTION OF INDEX CURRENCIES, IN HINDSIGHT.

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A: “RISK FACTORS” HEREIN, RELATED TO THE CURRENCIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE,

AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

THE MANAGING OWNER HAS HAD LIMITED EXPERIENCE IN TRADING ACTUAL ACCOUNTS FOR ITSELF OR FOR CLIENTS. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

Fund Limited Share Price Performance

The Fund was launched on September 15, 2006, at $25.00 per share and listed for trading on the Amex on September 18, 2006.

On December 29, 2006, the Fund made a $0.06 per share distribution to Limited shareholders of record as of December 20, 2006.

For the period from September 18, 2006 to December 31, 2006, the Amex market value of Limited Shares decreased from a high of $26.00 per share (+4.00%) on December 28, 2006 to a low of $24.80 per share (-0.80%) on September 22, 2006 and closed at $25.95 per share (+3.80%) on December 29, 2006. Total return for the Fund, on a market value basis, including the above noted distribution, was 4.04% for the period.

Fund Limited Share Net Asset Performance

From September 18, 2006 to December 31, 2006, the net asset value of each Limited Share increased 3.36% from $25.00 per share to $25.84 per share. On December 29, 2006, the Fund made a $0.06 per share distribution to Limited shareholders of record as of December 20, 2006. Therefore, total return on a net asset value basis, for the Fund including the distribution was 3.60%.

Net income for the period from September 15, 2006 to December 31, 2006 was $2.8 million, resulting from $0.8 million of interest income and net realized and unrealized gains of $2.1 million and operating expenses of $0.1 million.

FOR THE QUARTER ENDED DECEMBER 31, 2006

Fund Limited Share Price Performance

For the period October 1, 2006 to December 31, 2006, Limited Shares closed on the last day of trading before the period at $25.00 per share, traded from a high of $26.00 per share (+4.00%) on December 28, 2006 to a low of $24.98 per share (-0.08%) on November 27, 2006, and closed at $25.95 per share (+3.80%) on December 29, 2006. Total return for the Fund, on a market value basis, including the below noted distribution, was 4.04% for the period.

On December 29, 2006, the Fund made a $0.06 per share distribution to Limited shareholders of record as of December 20, 2006.

Fund Limited Share Net Asset Performance

From October 1, 2006 to December 31, 2006, the net asset value of each Limited Share increased 3.61% for the period from $24.94 per share to $25.84 per share. On December 29, 2006, the Fund made a $0.06 per share distribution to Limited shareholders of record as of December 20, 2006. Therefore, total return on a net asset value basis, for the Fund including the distribution was 3.85%.

Net income for the three-month period ended December 31, 2006 was $2.8 million, resulting from $0.8 million of interest income plus net realized and unrealized gains of $2.1 million less operating expenses of $0.1 million.

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of its business, the Master Fund is party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Master Fund are currency futures, whose values are based upon an underlying asset and generally represent future commitments which have a reasonable possibility to be settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

The Fund and the Master Fund have not utilized, nor do they expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business noted above, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund and the Master Fund. While the Fund’s and the Master Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on either the Fund’s or the Master Fund’s financial position.

The Fund and Master Fund’s contractual obligations are with the Managing Owner and the Commodity Brokers. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Master Fund’s net asset value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as net asset values are not known until a future date. These agreements are effective for one year terms, renewable automatically for additional one year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

The Fund is designed to replicate positions in a currency futures index. The market sensitive instruments held by it are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.

Market movements can produce frequent changes in the fair market value of the Fund’s open positions and, consequently, in its earnings and cash flow. The Fund’s market risk is primarily influenced by changes in the price of currencies.

Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to Value at Risk or by the Fund’s attempts to manage its market risk.

Standard of Materiality

Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the Fund’s market sensitive instruments.

QUANTIFYING THE FUND’S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

The following disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform

Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

The Fund’s risk exposure in the various market sectors traded by the Fund is quantified below in terms of Value at Risk. Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed 95-99% of the maximum one-day losses at fair value of any given contract incurred during the time period over which historical price fluctuations are researched for purposes of establishing margin levels. The maintenance margin levels are established by exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT CURRENCY CONTRACTS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2006.

Currency Contract	Delivery Month	Value at Risk (“VaR”)*	Number of times VaR Exceeded
Australian Dollar	March 2007	0.44%	3
New Zealand Dollar	March 2007	0.50%	2
Japanese Yen	March 2007	0.45%	2
Swiss Franc	March 2007	0.46%	2
Swedish Krona	March 2007	0.48%	3
Aggregate/Total:		1.13%	3

*	The VaR for a contract represents the one day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves for the contract and uses a one year look-back. The aggregate VaR for the fund represents the VaR of the Fund’s open positions across all contracts, and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

NON-TRADING RISK

The Fund has non-trading market risk as a result of investing in short-term United States Treasury obligations. The market risk represented by these investments is expected to be immaterial.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Fund’s market risk exposures — except for those disclosures that are statements of historical fact — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures are subject to numerous uncertainties, contingencies and risks. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures of the Fund. There can be no assurance that the Fund’s current market exposure will not change materially. Investors may lose all or substantially all of their investment in the Fund.

Several factors may affect the price of the Index Currencies, including, but not limited to:

•	National debt levels and trade deficits, including changes in balances of payments and trade;

•	Domestic and foreign inflation rates and investors’ expectations concerning inflation rates;

•	Domestic and foreign interest rates and investors’ expectations concerning interest rates;

•	Currency exchange rates;

•	Investment and trading activities of mutual funds, hedge funds and currency funds;

•	Global or regional political, economic or financial events and situations;

•	Supply and demand changes which influence the foreign exchange rates of various currencies;

•

Monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries), trade restrictions, currency devaluations and revaluations;

•	Governmental intervention in the currency market, directly and by regulation, in order to influence currency prices; and

•	Expectations among market participants that a currency’s value soon will change.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

General

The Fund is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

Under ordinary circumstances, the Managing Owner’s discretionary power is limited to determining whether the Fund will make a distribution. Under emergency or extraordinary circumstances, the Managing owner’s discretionary powers increase, but remain circumscribed. These special circumstances, for example, include the unavailability of the Index or certain natural or man-made disasters. The Managing Owner does not apply risk management techniques. The Fund initiates positions on both the “long” and “short” side of the market and does not employ “stop-loss” techniques.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page
Documents
Report of Independent Registered Public Accounting Firm	27
Consolidated Statement of Financial Condition as of December 31, 2006	28
Condensed Consolidated Schedule of Investments as of December 31, 2006	29
Consolidated Statement of Income and Expenses For the Period from September 15, 2006 (commencement of investment operations) to December 31, 2006	30
Consolidated Statement of Changes in Shareholders’ Equity For the Period from September 15, 2006 (commencement of investment operations) to December 31, 2006	31
Consolidated Statement of Cash Flows For the Period from September 15, 2006 (commencement of investment operations) to December 31, 2006	32
Notes to Consolidated Financial Statements	33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers

DB Commodity Services LLC:

We have audited the accompanying consolidated statement of financial condition and condensed consolidated schedule of investments of PowerShares DB G10 Currency Harvest Fund and subsidiary (the Fund) as of December 31, 2006, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for the period from September 15, 2006 (commencement of investment operations) to December 31, 2006. These consolidated financial statements are the responsibility of DB Commodity Services LLC management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB G10 Currency Harvest Fund and subsidiary as of December 31, 2006 and the results of their operations and their cash flows for the period from September 15, 2006 (commencement of investment operations) to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements of PowerShares DB G10 Currency Harvest Fund and subsidiary, the Fund commenced investment operations on September 15, 2006, with the initial offering of common units of beneficial interest to certain eligible financial institutions. Also, as discussed in Note 1, the Fund was originally named DB Currency Index Value Fund and changed its name to PowerShares DB G10 Currency Harvest Fund effective July 20, 2006.

/s/ KPMG LLP

New York, New York
March 23, 2007

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Statement of Financial Condition

December 31, 2006

	2006
Assets
United States Treasury Obligations, at fair value (cost $121,822,892)		$121,857,256
Cash		6,036,881
Net unrealized appreciation on futures contracts		1,378,854

Total assets		$129,272,991

Liabilities and shareholders’ equity

Management fee payable Other Liabilities	$ $	57,836 1,000

Total liabilities		58,836

Shareholders’ equity

General Shares:
Paid-in-capital—40 shares issued and outstanding		1,000
Accumulated earnings		34

Total General shares		1,034

Limited shares:
Paid-in-capital—5,000,000 redeemable shares issued and outstanding		126,665,090
Accumulated earnings		2,548,031

Total Limited shares		129,213,121

Total shareholders’ equity		129,214,155

Commitments and Contingencies (Note 9)

Total liabilities and shareholders’ equity		$129,272,991

Net asset value per share
General shares		$25.85
Limited shares		$25.84

See accompanying notes to consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Condensed Consolidated Schedule of Investments

December 31, 2006

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 4.74% due January 18, 2007	7.72%	$9,980,540	$10,000,000
U.S. Treasury Bills, 4.975% due February 1, 2007	7.71	9,962,220	10,000,000
U.S. Treasury Bills, 4.94% due February 22, 2007	7.69	9,932,990	10,000,000
U.S. Treasury Bills, 4.905% due March 1, 2007	11.52	14,884,950	15,000,000
U.S. Treasury Bills, 4.87% due March 8, 2007	3.84	4,956,890	5,000,000
U.S. Treasury Bills, 4.80% due March 15, 2007	21.46	27,732,992	28,000,000
U.S. Treasury Bills, 4.825% due March 22, 2007	19.14	24,736,200	25,000,000
U.S. Treasury Bills, 4.875% due March 29, 2007	15.22	19,670,474	19,900,000

Total United States Treasury Obligations (cost $121,822,892)	94.30%	$121,857,256

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Future Contracts
53.9 million Australian Dollars vs. USD 42.4 million for settlement March 19, 2007	0.23%	$295,850
4,862.5 million Japanese Yen vs. USD 41.3 million for settlement March 19, 2007	0.29	377,475
61.4 million New Zealand Dollars vs. USD 43.0 million for settlement March 19, 2007	0.56	721,230
290.0 million Swedish Krona vs. USD 42.6 million for settlement March 19, 2007	(0.07)	(98,620)
50.5 million Swiss Francs vs. USD 41.7 million for settlement March 19, 2007	0.06	82,919

Net Unrealized Appreciation on Futures Contracts	1.07%	$1,378,854

See accompanying notes to consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Statement of Income and Expenses

For the Period from September 15 (commencement of investment operations) to December 31, 2006

Income
Interest Income	$818,300

Expenses
Management fee	122,515
Brokerage commissions and fees	15,565

Total expenses	138,080

Net investment income	680,220

Realized and Unrealized Gain on United States Treasury Obligations and Futures
Realized Gain on
United States Treasury Obligations	490
Futures	658,139

Net realized gain	658,629

Unrealized Gain on
United States Treasury Obligations	34,364
Futures	1,378,854

Net unrealized gain	1,413,218

Net realized and unrealized gain on United States Treasury Obligations and Futures	2,071,847

Net Income	$2,752,067

See accompanying notes to consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Period from September 15, 2006 (commencement of the investment operations) to December 31, 2006

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholders’ Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
Balance at September 15, 2006	40	$1,000	$—	$1,000	—	$—	$—	$—	$1,000
Sale of Limited Shares	—	—	—	—	5,000,000	126,665,090	—	126,665,090	126,665,090

Net income:
Net investment income	—	—	12	12	—	—	680,208	680,208	680,220
Net realized gain on United States Treasury Obligations and Futures	—	—	8	8	—	—	658,621	658,621	658,629
Net unrealized gain on United States Treasury Obligations and Futures	—	—	14	14	—	—	1,413,204	1,413,204	1,413,218

Net income	—	—	34	34	—	—	2,752,033	2,752,033	2,752,067
Distributions of net investment income							(204,002)	(204,002)	(204,002)

Balance at December 31, 2006	40	$1,000	$34	$1,034	5,000,000	$126,665,090	$2,548,031	$129,213,121	$129,214,155

See accompanying notes to consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Statement of Cash Flows

For the Period from September 15, 2006 (commencement of investment operations) to December 31, 2006

Cash flow provided by operating activities:
Net Income	$2,752,067
Adjustments to reconcile net income to net cash used in operating activities:
Cost of securities purchased	(154,042,032)
Proceeds from securities sold	33,000,490
Net accretion of discount and amortization of premium on United States Treasury Obligations	(780,860)
Net realized gain on United States Treasury Obligations	(490)
Net unrealized gain on United States Treasury Obligations and Futures	(1,413,218)
Increase in operating liabilities:
Management fee payable	57,836
Other Liabilities	1,000

Net cash used in operating activities	(120,425,207)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	126,665,090
Cash distributions paid on Limited Shares	(204,002)

Net cash provided by financing activities	126,461,088

Net increase in cash	6,035,881

Cash at September 15, 2006	1,000

Cash at December 31, 2006	$6,036,881

See accompanying notes to consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Consolidated Financial Statements

(1)	Organization

PowerShares DB G10 Currency Harvest Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires) and its subsidiary, DB G10 Currency Harvest Master Fund (the “Master Fund”), were formed as Delaware statutory trusts on April 12, 2006. DB Commodity Services LLC, a Delaware Limited Liability Company, (“DBCS” or the “Managing Owner”) funded both the Fund and the Master Fund with a capital contribution of $1,000 to each fund in exchange for 40 General Shares of each fund. The Fund was originally named “DB Currency Index Value Fund”. The Fund changed its name to “PowerShares DB G10 Currency Harvest Fund” effective July 20, 2006. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Fund and the Master Fund (the “Trust Agreement”).

The Fund offers common units of beneficial interest (the “Limited Shares”) only to certain eligible financial institutions (“Authorized Participants”) in one or more blocks of 200,000 Limited Shares, called a Basket. The Fund and the Master Fund commenced investment operations on September 15, 2006 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. in exchange for $25,000,000. The Fund commenced trading on the American Stock Exchange (the “Amex”) on September 18, 2006. After the initial offering of the Limited Shares, an additional 4,000,000 Limited Shares were issued to Authorized Participants for $101,665,090 during the period from September 15, 2006 (commencement of investment operations) to December 31, 2006. The proceeds from the offering of Limited Shares are invested in the Master Fund.

(2)	Fund Investment Overview

The Master Fund invests the proceeds from the offering of Limited Shares in exchange-traded currency futures comprising the Deutsche Bank G10 Currency Future Harvest Index—Excess Return™, or the Index, with a view to tracking changes, whether positive or negative, in the level of the Index calculated on an excess return basis, over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Master Fund holds United States Treasury obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s currency futures brokers as margin and for investment.

The Index is designed to reflect the performance of certain currencies. The currencies comprising the Index, at any time, or the Index Currencies, are six of the following Group of Ten, or G10, currencies: United States Dollars, Euros, Japanese Yen, Canadian Dollars, Swiss Francs, British Pounds, Australian Dollars, New Zealand Dollars, Norwegian Krone and Swedish Krona, or, collectively, the Eligible Index Currencies. At any time, the Index will consist of long futures contracts on the three Eligible Index Currencies associated with the highest interest rates and short futures contracts on the three Eligible Index Currencies associated with the lowest interest rates. The ratio of the notional value of futures contracts in the Index to collateral used to margin those contracts is generally 2:1 when the Index re-balances quarterly. However, if the United States Dollar is one of the Eligible Index Currencies associated with either the three highest or the three lowest interest rates, the Index will not establish a futures position, and the ratio of the notional value of futures contracts to collateral used to margin those contracts will be 1.66:1 when the Index re-balances.

DBCFHX™ and Deutsche Bank Liquid Currency Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). Trade Mark applications in the United States are pending with respect to both the Fund and the Index. The Fund and the Master Fund have been licensed by the Index Sponsor to use the above noted trademarks. Deutsche Bank AG London is an affiliate of the Fund, the Master Fund and the Managing Owner.

(3)	Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreement of the Fund and the Master Fund, Wilmington Trust Company (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund and the Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker will execute and clear each of the Master Fund’s futures transactions and will perform certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner.

The Administrator

The Bank of New York (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Master Fund and the Fund, and have entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund and the Master Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, Fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants.

The Administration Agreement will continue in effect from the commencement of trading operations unless terminated on at least 90 days’ prior written notice by either party to the other party. Notwithstanding the foregoing, the Administrator may terminate the administration agreement portion of the Administration Agreement upon 30 days’ prior written notice if the Fund and/or Master Fund has materially failed to perform its obligations under the Administration Agreement.

The Distributor

ALPS Distributor (the “Distributor”) will provide certain distribution services to the Fund. Pursuant to the Distribution Services Agreement between the Managing Owner in its capacity as managing owner of the Fund and the Distributor, the Distributor will assist the Managing Owner and the Administrator with certain functions and duties relating to the creation and redemption of Baskets.

The Distribution Services Agreement is effective for two years and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the Managing Owner or otherwise as provided under the Distribution Services Agreement. The Distribution Services Agreement is terminable without penalty on sixty days’ written notice by the Managing Owner or by the Distributor. The Distribution Services Agreement shall automatically terminate in the event of its assignment.

PowerShares Capital Management LLC

Under the License Agreement among PowerShares Capital Management LLC (the “Licensor”), the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each Licensee a non-exclusive license to use the “PowerShares®” trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of the Fund and to use or refer to the Trademark in connection with the issuance and trading of the Fund as necessary.

AIM Distributors

AIM Distributors provides certain marketing services for each of the Funds managed by the Managing Owner. Pursuant to the Marketing Agreement, as amended from time-to-time, between the Managing Owner on behalf of the Funds and AIM Distributors, AIM Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding each of the Funds, primarily in the secondary trading market, which activities include, but are not limited to, communicating each of the Fund’s names, characteristics, uses, benefits, and risks, consistent with the prospectus. AIM Distributors will not open or maintain customer accounts or handle orders for each of the Funds. AIM Distributors engages in public seminars, road shows, conferences, media interviews, fielding incoming telephone “800” number calls and distributing sales literature and other communications (including electronic media) regarding each of the Funds.

(4)	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Consolidation

The consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the financial statement balances of the Fund and the Master Fund. Upon the initial offering of the Limited Shares on September 15, 2006, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (“Master Fund General Units”)) (“Master Fund Limited Units”). The Master Fund Limited Units owned by the Fund provide the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances beginning September 15, 2006 (commencement of investment operations), and all significant inter-company balances and transactions have been eliminated.

(b)	Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(c)	Cash

The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. There were no cash equivalents held by the Fund as of December 31, 2006.

(d)	United States Treasury Obligations

The Fund records United States Treasury obligations on a trade date basis at fair value based on quoted market closing prices. The Fund holds United States Treasury obligations for deposit with the Master Fund’s currency futures brokers as margin and for investment trading purposes. Included in the United States Treasury obligations is $2,874,729, which is restricted and held against initial margin on the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury obligations.

(e)	Income Taxes

The Fund and the Master Fund are classified as a grantor trust and a partnership, respectively, for U.S. federal income tax purposes. Accordingly, neither the Fund, nor the Master Fund will incur U.S. federal income taxes. No provision for federal, state, and local income taxes has been made in the accompanying consolidated financial statements, as each investor will be individually liable for income taxes, if any, on their allocable share of the Fund’s share of the Master Fund’s income, gain, loss, deductions and other items.

(f)	Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively.

(g)	Management Fee

The Master Fund pays the Managing Owner a management fee (“Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the net asset value of the Master Fund. No separate management fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services. For the period from September 15, 2006 (commencement of investment operations) to December 31, 2006, management fees amounted to $122,515 of which $57,836 was payable to the Managing Owner as of December 31, 2006.

(h)	Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses. On average, total charges paid to the Commodity Broker were approximately $7.00 per round-turn trade during 2006, although the Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees were approximately 0.01% of the net asset value of the Master Fund during 2006.

(i)	Routine Operational, Administrative and Other Ordinary Expenses

Effective July 12, 2006, the Managing Owner assumed all of the routine operational, administrative and other ordinary expenses of the Fund and the Master Fund, including, but not limited to, computer services, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees and printing, mailing and duplication costs. Accordingly, all such expenses are not reflected in the consolidated statement of income and expenses of the Fund.

Prior to July 12, 2006, all routine operational, administrative and other ordinary expenses of the Fund and Master Fund were to be paid by the Master Fund. (For additional information, see note (8), Organizational and Offering Costs).

(j)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. During 2006, the Fund and the Master Fund did not incur such expenses.

(5)	Financial Instrument Risk

In the normal course of its business, the Master Fund is party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Master Fund are currency futures, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

Market risk is the potential for changes in the value of the financial instruments traded by the Master Fund due to market changes, including fluctuations in currency prices. In entering into these futures contracts, there exists a market risk that such futures contracts may be significantly influenced by conditions, resulting in such futures contracts being less valuable. If the markets should move against all of the futures contracts at the same time, the Master Fund could experience substantial losses.

Credit risk is the possibility that a loss may occur due to the failure of an exchange clearinghouse to perform according to the terms of a futures contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the consolidated statement of financial condition and not represented by the futures contract or notional amounts of the instruments.

The Fund and the Master Fund have not utilized, nor do they expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind, other than agreements entered into in the normal course of business noted above.

(6)	Share Purchases and Redemptions

(a)	Purchases

Limited Shares may be purchased from the Fund only by Authorized Participants in one or more blocks of 200,000 Shares, called a Basket. The Fund issues Limited Shares in Baskets only to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Fund, at the net asset value of 200,000 Limited Shares as of the closing time of the Amex or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Fund.

(b)	Redemptions

On any business day, an Authorized Participant may place an order with the Managing Owner to redeem one or more Baskets. Redemption orders must be placed by 1:00 p.m. New York time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Baskets. Individual shareholders may not redeem directly from the Fund. Instead, individual shareholders may only redeem Limited Shares in integral multiples of 200,000 and only through an Authorized Participant.

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through The Depositary Trust Corporation’s (“DTC”) book entry system to the Fund not later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

The redemption proceeds from the Fund consists of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the Amex or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the redemption order date. The Fund will distribute the cash redemption amount at noon, New York time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book entry system.

The redemption proceeds due from the Fund are delivered to the Authorized Participant at noon, New York time, on the business day immediately following the redemption order date if, by such time on such business day immediately following the redemption order date, the Fund’s DTC account has been credited with the Baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption proceeds are delivered to the extent of whole Baskets received. Any remainder of the redemption proceeds are delivered on the next business day to the extent of remaining whole Baskets received if the Managing Owner receives the fee applicable to the extension of the redemption distribution date which the Managing Owner may, from time-to-time, determine and the remaining Baskets to be redeemed are credited to the Fund’s DTC account by noon, New York time, on such next business day. Any further outstanding amount of the redemption order shall be canceled. The Managing Owner is also authorized to deliver the redemption proceeds notwithstanding that the Baskets to be redeemed are not credited to the Fund’s DTC account by noon, New York time, on the business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Managing Owner may from time to time agree upon.

(7)	Profit and Loss Allocations and Distributions

Pursuant to the Amended and Restated Declaration of Trust and Trust Agreement of the Master Fund, income and expenses are allocated pro rata to the General and Limited Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Managing Owner (the owner of the General shares) which are in excess of the Managing Owner’s capital balance are allocated to the Limited Shareholders in accordance with their respective interest in the Master Fund as a percentage of total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders. A distribution of $0.06 per share from investment income was declared on December 1, 2006, to Limited Shareholders, on record as of the close of business on December 20, 2006, payable on December 29, 2006. On December 29, 2006, the total distribution of $204,002 was paid to Limited Shareholders.

(8)	Organizational and Offering Costs

Upon formation of the Fund and Master Fund in April 2006, organizational and offering costs were to be paid by the Managing Owner subject to reimbursement by the Master Fund. As of July 12, 2006, costs incurred by the Fund amounted to $1,064,500, which were expensed in the accounts of the Master Fund and recorded as a liability to the Managing Owner. On July 12, 2006, prior to the commencement of investment operations and consolidation of the Fund and Master Fund, the Managing Owner determined to assume all the organization and offering costs both already incurred and to be incurred by the Managing Owner on behalf of the Fund and Master Fund. Accordingly, the obligation of the Master Fund as of July 12, 2006 was written off. These items are not reflected in the above consolidated statement of changes in shareholders’ equity of the Fund as the assumption of the organization and offering costs by the Managing Owner occurred prior to the Fund and the Master Fund being consolidated upon commencement of investment operations on September 15, 2006. The accompanying consolidated financial statements reflect the activity of the Funds from commencement of investment operations (September 15, 2006) through December 31, 2006.

(9)	Commitments and Contingencies

As noted in Note (3) and Note (5), the Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund and the Master Fund. While the Fund’s and the Master Fund’s exposure under such indemnification provisions cannot be estimated, until a claim arises, these general business indemnifications are not expected to have a material impact on either the Fund’s or the Master Fund’s financial position.

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Limited Share outstanding for the period from September 15, 2006 (commencement of investment operations) to December 31, 2006. The net asset value presentation is calculated using daily Limited Shares outstanding. The net investment income and total expense ratios are calculated using average net asset value. The net investment income and total expense ratios have been annualized and are shown gross and net of the allocation of Limited Shares equity for organization and offering costs. The total return is based on the change in net asset value of the Limited Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

For the period from September 15, 2006 to December 31, 2006
Net Asset Value
Initial offering price per Limited Share	$25.00

Net realized and unrealized gain on United States Treasury Obligations and Futures	0.59
Net investment income	0.31

Net increase in net assets from operations	0.90
Distributions of net investment income	(0.06)

Net increase	0.84
Net asset value per Limited Share, beginning of period	—
Net asset value per Limited Share, end of period	$25.84

Market value per Limited Share, end of period	$25.95

Ratio to average Limited Shares net assets (i)
Net investment income	4.16%
Total Expenses	0.85%

Total Return, at net asset value (ii)	3.60%

Total Return, at market value (ii)	4.04%

(i)	Percentages are annualized.

(ii)	Percentages are not annualized and calculated based on initial offering price upon commencement of investment operations of $25.00.

(11)	Recently Issued Accounting Standards

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (Statement 157). Statement 157 defines fair value, establishes framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Fund is required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. The Fund is currently evaluating the impact of adopting Statement 157 on its results of operations and financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The provisions of FIN 48 will be effective for the Fund on January 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to operating retained earnings. The Fund has evaluated the impact of FIN 48 and does not believe that FIN 48 will have a material impact on its results of operations and financial position when adopted.

Selected Quarterly Financial Data (Unaudited)

	For the period from September 15, 2006 to September 30, 2006	For the three months ended December 31, 2006
Interest income	39,832	778,468
Net investment income	32,644	647,576
Net realized and unrealized gains/(losses) on investments and futures	(95,920)	2,167,767
Net income/(loss)	(63,276)	2,815,343
Increase/(decrease) in Net Asset Value	34,913,428	94,300,727

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

Under the supervision and with the participation of the management of the Managing Owner, including its chief executive officer and principal financial officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Fund’s disclosure controls and procedures with respect to the Fund were effective as of the end of the period covered by this annual report.

Internal control over financial reporting

There has been no change in internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

This initial filing on Form 10-K does not include management’s assessment of internal controls over financial reporting nor KPMG’s report relating to management’s assessment of the effectiveness of internal control over financial reporting as provided in SEC Release No. 33-8760.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors and Executive Officers

The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.

The current board of managers and executive officers of the Managing Owner are as follows:

Name	Age	Position
Kevin Rich	46	Chief Executive Officer and Member of the Board of Managers
Gregory S. Collett	35	Chief Operating Officer, principal financial officer and Member of the Board of Managers
Martin Kremenstein	30	Vice President and Member of the Board of Managers

Kevin Rich joined Deutsche Bank AG in June 2003 and serves as a Director in the Global Currency & Commodities Complex Risk Group with responsibility for providing currency and commodity-based investor solutions to the DB sales force in the Americas. Mr. Rich serves as an associated person, principal and Chief Executive Officer of the Managing Owner and as an associated person of Deutsche Bank Securities Inc. Prior to joining Deutsche Bank, Mr. Rich was a Regional Vice President from November 2002 through May 2003 in Product Distribution for Claymore Securities, Inc. (“Claymore”), responsible for distribution of closed-end funds and unit investment trusts in the State of New York. Mr. Rich acted as an independent product development consultant prior to joining Claymore (August through October, 2002). From January 2000 through July 2002, Mr. Rich worked at Lehman Brothers, Inc. Mr. Rich served in several roles supporting the equities, fixed income and investment banking product lines. Mr. Rich received his MBA in Finance from the New York University Leonard N. Stern School of Business in 1996 and his Bachelors of Science in Business Administration from Taylor University in Upland, Indiana in 1983.

Gregory Collett served as Vice President and Counsel in the Legal Department of Deutsche Bank AG from October 2002 through June 2006, where he worked primarily with the Commodities Group to build Deutsche Bank’s power and gas trading and commodity funds businesses. Mr. Collett joined the Global Currency & Commodities Complex Risk Group in June 2006 with responsibility for providing currency and commodity based investor solutions to the DB sales force in the Americas and serves as a principal, the Chief Operating Officer and principal financial officer of the Managing Owner. Mr. Collett also serves as an associated person of Deutsche Bank Securities Inc. From March 2000 through October 2002, Mr. Collett was an associate with the law firm of Sidley Austin LLP in New York, and prior to that he was an attorney-advisor with the Commodity Futures Trading Commission from October 1998 to February 2000. Since 2003, Mr. Collett has served on the Futures Industry Association’s Law & Compliance Executive Committee. Mr. Collett received his J.D. from George Washington University Law School in 1997 and his B.A. from Colgate University in 1993.

Martin Kremenstein joined Deutsche Bank AG in August 2006, and serves as a Vice President in the Global Currency & Commodities Complex Risk Group with responsibility for providing currency and commodity-based investor solutions to the DB sales force in the Americas. Mr. Kremenstein serves as a Vice President of the Managing Owner. Prior to joining Deutsche Bank, Mr. Kremenstein worked for JPMorgan Chase from September 1998 to August 2006, initially in London and then, from June 2003, in New York. From February 2005 to August 2006, Mr. Kremenstein worked in Market Risk Management, covering the Credit Portfolio division initially as an Associate, and later as a Vice President. From September 1998 to February 2005, Mr. Kremenstein worked in various roles in Operations at JPMorgan Chase, including managing the Credit Portfolio Credit Hedge Analysis team, managing projects for the Credit Portfolio Market Hedge team, and managing P&L production for the Counterparty Risk Book (London). Mr. Kremenstein received his B.A. from the University of Leeds in 1998. Mr. Kremenstein is a principal and an associated person of the Managing Owner.

Code of Ethics

The Fund has no officers or employees and is managed by DB Commodity Services LLC. DB Commodity Services LLC has adopted the code of ethics of its parent, Deutsche Bank AG, which applies to all of its employees and is available at http://sec.gov/Archives/edgar/data/1159508/000095012306003563/y18643e20vf.htm.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The Fund has no employees, officers or directors and is managed by DB Commodity Services LLC. None of the directors or officers of DB Commodity Services LLC receive compensation from the Fund. DB Commodity Services LLC receives a monthly management fee of 1/12 of 0.75% (0.75% annually) in net asset value per Limited Share at the end of each month. In addition, Deutsche Bank Securities Inc., an affiliate of DB Commodity Services LLC, serves as the futures commission merchant and receives brokerage commissions paid by the Fund in connection with its futures trading. From its inception to December 31, 2006, the Fund has incurred management fees of $122,515 to DB Commodity Services LLC of which $64,679 has been paid.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Limited Shares as of December 31, 2006, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC c/o DB Commodity Services LLC 60 Wall Street New York, New York 10005	40 shares	100%

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Shares	Kevin Rich	500	Less than 0.1%
	Greg Collett	400	Less than 0.1%
	Martin Kremenstein	100	Less than 0.1%
	Directors and Officers of DB Commodity Services LLC as a group	1000	Less than 0.1%

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 11.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s independent registered public accounting firm.

Fiscal Year Ended December 31, 2006
Audit Fees	$213,000
Audit-Related Fees	$0
Tax Fees	$0
All Other Fees	$0

Total	$213,000

Approval of Independent Registered Public Accounting Firm Services and Fees

The Managing Owner approved all of the services provided by KPMG to the Fund described above. The Managing Owner preapproves all audit and allowed non-audit services of the Fund’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

ITEM 14.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See financial statements commencing on page 26 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the SEC, as exhibits to our registration statement on Form S-1 (File No. 333-132484). All other documents listed are filed or furnished, applicable, with this report.

EXHIBIT NO.	DESCRIPTION
4.1	Form of Amended & Restated Declaration of Trust & Trust Agreement of Registrant**

4.2	Form of Amended & Restated Declaration of Trust & Trust Agreement of Co-Registrant**

4.3	Form of Participant Agreement*

10.1	Form of Customer Agreement*

10.7	Second Amended and Restated Marketing Agreement with AIM Distributors, Inc.

31.1	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1	Prospectus filed by the registrant on August 25, 2006 as supplemented on October 26, 2006, January 26, 2007 and February 2, 2007 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-125325)***

*	Previously filed as an exhibit to Form S-1 on March 16, 2006 and incorporated herein by reference.

**	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to Form S-1 on September 8, 2006 and incorporated herein by reference.
***	Previously filed on their respective filing dates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB G10 Currency Harvest Fund
By:	DB Commodity Services LLC, its Managing Owner

	By:	/s/ Kevin Rich
	Name:	Kevin Rich
	Title:	Director and Chief Executive Officer

	By:	/s/ Gregory S. Collett
	Name:	Gregory S. Collett
	Title:	Chief Operating Officer (Principal Financial Officer)

Date: March 27, 2007