Form 10-Q
period 2008-03-31
DB G10 Currency Harvest Master Fund; PowerShares DB G10 Currency Harvest Fund
filed 2008-05-07
CIK 1354731, 1354730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001-33020

POWERSHARES DB G10 CURRENCY HARVEST FUND
(Exact name of Registrant as specified in its charter)

Delaware	16-6562496
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

DB G10 CURRENCY HARVEST MASTER FUND
(Exact name of Co-Registrant as specified in its charter)

Delaware	16-1756876
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 250-5883

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ✓    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes            No    ✓

Indicate the number of outstanding Limited Shares as of March 31, 2008: 19,600,000 Limited Shares.

POWERSHARES DB G10 CURRENCY HARVEST FUND

QUARTER ENDED MARCH 31, 2008

i

PART I.            FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2008 (unaudited) and December 31, 2007

	March 31, 2008	December 31, 2007
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value
(cost $488,240,945 and $507,398,195, respectively)	$488,353,652	$507,529,533
Cash held by broker	27,671,371	13,584,764
Net unrealized depreciation on futures contracts	(11,841,045)	(5,983,143)

Deposits with broker	504,183,978	515,131,154

Other assets	20,209	27,384

Total assets	$504,204,187	$515,158,538

Liabilities and shareholders’ equity
Management fee payable	$651,609	$330,845
Non controlling interest in consolidated subsidiary - related party	1,028	1,000

Total liabilities	652,637	331,845

Commitments and Contingencies (Notes 9)

Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	1,000	1,000
Accumulated earnings	28	95

Total General shares	1,028	1,095

Limited shares:
Paid-in-capital -19,600,000 and 18,800,000 redeemable shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	533,745,150	512,364,960
Accumulated earnings (deficit)	(30,194,628)	2,460,638

Total Limited shares	503,550,522	514,825,598

Total shareholders’ equity	503,551,550	514,826,693

Total liabilities and shareholders’ equity	$504,204,187	$515,158,538

Net asset value per share
General shares	$25.70	$27.38
Limited shares	$25.69	$27.38

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

March 31, 2008

Description	Percentage of Net Assets	Fair Value	Face Value

United States Treasury Obligations

U.S. Treasury Bills, 1.98% due April 3, 2008	17.09%	$85,996,646	$86,000,000

U.S. Treasury Bills, 1.80% due April 10, 2008	21.44	107,978,184	108,000,000

U.S. Treasury Bills, 0.52% due April 17, 2008	6.75	33,981,878	34,000,000

U.S. Treasury Bills, 1.50% due April 24, 2008	6.15	30,977,029	31,000,000

U.S. Treasury Bills, 2.34% due May 1, 2008	13.29	66,930,789	67,000,000

U.S. Treasury Bills, 2.23% due May 8, 2008	3.37	16,978,155	17,000,000

U.S. Treasury Bills, 2.20% due May 22, 2008	0.59	2,994,729	3,000,000

U.S. Treasury Bills, 2.16% due May 29, 2008	0.59	2,993,355	3,000,000

U.S. Treasury Bills, 1.79% due June 5, 2008	1.59	7,981,584	8,000,000

U.S. Treasury Bills, 1.42% due June 12, 2008	4.36	21,946,980	22,000,000

U.S. Treasury Bills, 1.10% due June 19, 2008	13.84	69,716,163	69,900,000

U.S. Treasury Bills, 1.20% due June 26, 2008	7.92	39,878,160	40,000,000

Total U.S. Treasury Obligations (cost $488,240,945)	96.98%	$488,353,652

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4 (e)

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts 180.4 million Australian Dollars vs. USD 162.6 million for settlement June 16, 2008	(0.87)%	$(4,351,350)
16,500.0 million Japanese Yen vs. USD 166.6 million for settlement June 16, 2008*	(0.07)	(368,100)
860.0 million Norwegian Krone vs. USD 167.8 million for settlement June 16, 2008	0.08	403,100
208.6 million New Zealand Dollars vs. USD 161.5 million for settlement June 16, 2008	(1.09)	(5,503,070)
166.9 million Swiss Francs vs. USD 168.7 million for settlement June 16, 2008*	(0.40)	(2,021,625)

Net Unrealized Depreciation on Futures Contracts	(2.35)%	$(11,841,045)

*Positions represents futures contract sold.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2007

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations

U.S. Treasury Bills, 3.1% due January 3, 2008	15.73%	$80,994,816	$81,000,000

U.S. Treasury Bills, 2.89% due January 10, 2008	20.97	107,941,356	108,000,000

U.S. Treasury Bills, 2.75% due January 17, 2008	11.45	58,935,159	59,000,000

U.S. Treasury Bills, 3.04% due January 24, 2008	6.01	30,950,214	31,000,000

U.S. Treasury Bills, 3.92% due January 31, 2008	10.08	51,878,112	52,000,000

U.S. Treasury Bills, 3.55% due February 7, 2008	3.29	16,950,700	17,000,000

U.S. Treasury Bills, 3.39% due February 21, 2008	3.48	17,926,182	18,000,000

U.S. Treasury Bills, 3.18% due February 28, 2008	1.55	7,962,192	8,000,000

U.S. Treasury Bills, 3.03% due March 06, 2008	1.55	7,956,864	8,000,000

U.S. Treasury Bills, 3.00% due March 13, 2008	5.21	26,836,245	27,000,000

U.S. Treasury Bills, 3.00% due March 20, 2008	13.48	69,422,933	69,900,000

U.S. Treasury Bills, 3.28% due March 27, 2008	5.78	29,774,760	30,000,000

Total United States Treasury Obligations (cost $507,398,195)	98.58%	$507,529,533

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4 (e)

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation (Depreciation) on Futures Contracts 198.8 million Australian Dollars vs. USD 173.5 million for settlement March 17, 2008	0.37%	$1,920,635
84.8 million British Pound vs. USD 168.4 million for settlement March 17, 2008	(0.74)	(3,787,563)
19,125.0 million Japanese Yen vs. USD 172.9 million for settlement March 17, 2008*	(0.23)	(1,171,275)
224.4 million New Zealand Dollars vs. USD 170.9 million for settlement March 17, 2008	(0.26)	(1,324,550)
1,108.0 million Swedish Krona vs. USD 171.5 million for settlement March 17, 2008*	(0.04)	(219,140)
195.5 million Swiss Francs vs. USD 173.6 million for settlement March 17, 2008*	(0.27)	(1,401,250)

Net Unrealized Depreciation on Futures Contracts	(1.17)%	$(5,983,143)

* Positions represents future contracts sold.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended March 31, 2008 and 2007

	Three Months Ended
	March 31, 2008	March 31, 2007
Income
Interest Income	$3,894,498	$2,707,247

Expenses
Management Fee	983,444	403,741
Brokerage Commissions and Fees	78,676	32,299

Total Expenses	1,062,120	436,040

Net Investment Income	2,832,378	2,271,207

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	76,037	(1,925)
Futures	(29,687,215)	2,163,933

Net Realized Gain (Loss)	(29,611,178)	2,162,008

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(18,631)	19,661
Futures	(5,857,902)	4,544,767

Net Change in Unrealized Gain (Loss)	(5,876,533)	4,564,428

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures	(35,487,711)	6,726,436

Net Income (Loss)	$(32,655,333)	$8,997,643

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2008

	General Shares				Limited Shares				Total

	General Shares				Limited Shares			Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings	Total General Shareholder’s Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)
Balance at January 1, 2008	40	$1,000	$95	$1,095	18,800,000	$512,364,960	$2,460,638	$514,825,598	$514,826,693

Sale of Limited Shares	-	-	-	-	2,000,000	53,610,792	-	53,610,792	53,610,792

Redemption of Limited Shares	-	-	-	-	(1,200,000)	(32,230,602)	-	(32,230,602)	(32,230,602)

Net Income:

Net Investment Income	-	-	6	6	-	-	2,832,372	2,832,372	2,832,378
Net Realized Loss on United States Treasury Obligations and Futures	-	-	(59)	(59)	-	-	(29,611,119)	(29,611,119)	(29,611,178)
Net Change in Unrealized Loss on United States Treasury Obligations and Futures	-	-	(14)	(14)	-	-	(5,876,519)	(5,876,519)	(5,876,533)

Net Loss	-	-	(67)	(67)	-	-	(32,655,266)	(32,655,266)	(32,655,333)

Balance at March 31, 2008	40	$1,000	$28	$1,028	19,600,000	$533,745,150	$(30,194,628)	$503,550,522	$503,551,550

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the three months ended March 31, 2007

	General Shares				Limited Shares				Total

	General Shares		Accumulated Earnings	Total General	Limited Shares		Accumulated Earnings	Total Limited	Total Shareholders’ Equity
	Shares	Paid in Capital		Shareholders’ equity	Shares	Paid in Capital		Shareholders’ Equity
Balance at December 31, 2006	40	$1,000	$34	$1,034	5,000,000	$126,665,090	$2,548,031	$129,213,121	$129,214,155

Sale of Limited Shares	-	-	-	-	5,600,000	147,162,664	-	147,162,664	147,162,664

Net Income:

Net Investment Income	-	-	11	11	-	-	2,271,196	2,271,196	2,271,207
Net realized gain on United States Treasury Obligations and Futures	-	-	9	9	-	-	2,161,999	2,161,999	2,162,008
Net change in unrealized gain on United States Treasury Obligations and Futures	-	-	23	23	-	-	4,564,405	4,564,405	4,564,428

Net income	-	-	43	43	-	-	8,997,600	8,997,600	8,997,643

Balance at March 31, 2008	40	$1,000	$77	$1,077	10,600,000	$273,827,754	$11,545,631	$285,373,385	$285,374,462

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2008 and 2007

	Three Months Ended

	March 31, 2008	March 31, 2007
Cash flow provided by operating activities:

Net Income (Loss)	$(32,655,333)	$8,997,643
Adjustments to reconcile net income (loss) to net cash used for operating activities:

Cost of securities purchased	(525,806,099)	(281,630,527)

Proceeds from securities sold	548,855,904	129,820,098
Net accretion of discount and amortization of premium on United States Treasury obligation	(3,816,518)	(2,596,927)

Net realized (loss) / gain on United Stated Treasury Obligations	(76,037)	1,925
Net change in unrealized loss on United States Treasury Obligation and Futures	5,876,533	(4,564,428)

Increase ( decrease ) in operating receivables and liabilities:

Management fee payable	320,764	109,989
Non controlling interest in consolidated subsidiary – related party	28	-

Other assets	7,175	(7,650)

Net cash used for operating activities	(7,293,583)	(149,869,877)

Cash flows from financing activities:

Proceeds from sale of Limited Shares	53,610,792	147,162,664

Redemption of Limited Shares	(32,230,602)	-

Net cash provided by financing activities	21,380,190	147,162,664

Net change in cash held by broker	14,086,607	(2,707,213)

Cash held by the broker at beginning of period	13,584,764	6,036,881

Cash held by the broker at end of period	$27,671,371	$3,329,668

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2008

(1)	Organization

PowerShares DB G10 Currency Harvest Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires) and its subsidiary, DB G10 Currency Harvest Master Fund (the “Master Fund”), were formed as Delaware statutory trusts on April 12, 2006. DB Commodity Services LLC, a Delaware Limited Liability Company, (“DBCS” or the “Managing Owner”) funded both the Fund and the Master Fund with a capital contribution of $1,000 to each fund in exchange for 40 General Shares of each fund. The Fund was originally named “DB Currency Index Value Fund”. The Fund changed its name to “PowerShares DB G10 Currency Harvest Fund” effective July 20, 2006. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Fund and the Master Fund, (the “Trust Agreement”).

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

This report covers the three months ended March 31, 2008 and March 31, 2007.

(2)	Fund Investment Overview

The Master Fund invests the proceeds from the offering of Limited Shares in exchange-traded currency futures comprising the Deutsche Bank G10 Currency Future Harvest Index - Excess Return™, or the Index, with a view to tracking changes, whether positive or negative, in the level of the Index calculated on an excess return basis, over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Master Fund holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s currency futures brokers as margin and for investment.

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

DBCFHX™ and Deutsche Bank Liquid Currency Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to both the Fund and the Index. The Fund and the Master Fund have been licensed by the Index Sponsor to use the above noted trademarks. Deutsche Bank AG London is an affiliate of the Fund, the Master Fund and the Managing Owner.

(3)	Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreements of the Fund and the Master Fund, Wilmington Trust Company (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund and the

Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the three months ended March 31, 2008 and March 31, 2007 the Fund and Master Fund incurred Management Fees of $983,444 and $403,741 respectively. As of March 31, 2008 and December 31, 2007 Management Fees payable to the Managing Owner were $651,609 and $330,845, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. During the three months ended March 31, 2008 and March 2007, the Fund and Master Fund incurred brokerage fees of $78,676 and $32,299 respectively.

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

The Administration Agreement will continue in effect from the commencement of trading operations unless terminated on at least 90 days’ prior written notice by either party to the other party. Notwithstanding the foregoing, the Administrator may terminate the administrative portion of the Administration Agreement upon 30 days’ prior written notice if the Fund and/or Master Fund has materially failed to perform its obligations under the Administration Agreement.

The Distributor

ALPS Distributors, Inc. (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement between the Managing Owner in its capacity as managing owner of the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing including reviewing and approving marketing materials.

The Distribution Services Agreement is effective for two years and thereafter will continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the Managing Owner or otherwise as provided under the Distribution Services Agreement. The Distribution Services Agreement is terminable without penalty on sixty days’ written notice by the Managing Owner or by the Distributor. The Distribution Services Agreement will automatically terminate in the event of its assignment.

Invesco Powershares Capital Management LLC

Under the License Agreement among Invesco Powershares Capital Management LLC (formerly known as PowerShares Capital Management LLC) (the “Licensor”), the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each Licensee a non-exclusive license to use the “PowerShares®” trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of the Fund and to use or refer to the Trademark in connection with the issuance and trading of the Fund as necessary.

Invesco Aim Distributors, Inc.

Through a marketing agreement between the Managing Owner and Invesco Aim Distributors, Inc (formerly known as AIM Distributors, Inc.), or Invesco Aim Distributors, an affiliate of PowerShares Capital Management LLC, or Invesco PowerShares, the Managing Owner, on behalf of the Fund and the Master Fund, has appointed Invesco Aim Distributors as a marketing agent. Invesco Aim Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. Invesco Aim Distributors will not open or maintain customer accounts or handle orders for the Fund. Invesco Aim Distributors engages in public seminars, road shows, conferences, media interviews, and distributes sales literature and other communications (including electronic media) regarding the Fund.

(4)	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Consolidation

The consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the consolidated financial statement balances of the Fund and the Master Fund. Upon the initial offering of the Limited Shares on September 15, 2006, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (“Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (“Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provide the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances and all significant inter-company balances and transactions have been eliminated.

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

(c)	Financial Instruments and Fair Value

United States Treasury Obligations and commodity futures contracts are recorded in the consolidated statements of financial condition on a trade date basis at fair value with changes in fair value recognized in earnings in each period. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

The Fund adopted FASB Statement No. 157, “Fair Value Measurements” (Statement 157), effective January 1, 2008. Statement 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under Statement 157 are described below:

Basis of Fair Value Measurement

Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3 Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. United States Treasury Obligations and Commodity futures contracts are classified within Level 1 of the fair value hierarchy. The Fund does not adjust the quoted prices for United States Treasury Obligations and Commodity futures contracts. The Fund adopted Statement No. 157 on January 1, 2008 and has determined that the application of this Statement did not have a material impact on its results of operations and financial position.

(d)	Deposits with Broker

The Fund deposits cash and United States Treasury Obligations with its Commodity Broker subject to Commodity Futures Trading Commission (CFTC) regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts (variation margin) represents the Fund’s overall equity in its broker trading account. To meet the Fund’s initial margin requirements, the Fund holds United States Treasury Obligations. The Fund uses its cash held by the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on its cash deposited with the Commodity Broker.

(e)	United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2008 and December 31, 2007 are $18,409,410 and $17,288,460, respectively, which is restricted and held against initial margin of the open futures contracts.

(f)	Cash held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less, when purchased. As of March 31, 2008, the Fund had cash held by the broker of $27,671,371 of which $11,841,045 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2007, the Fund had cash held by the Commodity Broker of $13,584,764 of which $5,983,143 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of March 31, 2008 and December 31, 2007.

(g)	Income Taxes

The Fund and the Master Fund are classified as partnerships for U.S. federal income tax purposes. Accordingly, neither the Fund nor the Master Fund will incur U.S. federal income taxes. No provision for federal, state, and local income taxes has been made in the accompanying consolidated financial statements, as investors are individually liable for income taxes, if any, on their allocable share of the Fund’s share of the Master Fund’s income, gain, loss, deductions and other items.

The following are the major tax jurisdictions for the Fund and the earliest tax year subject to examination:

Jurisdiction	Tax Year

US Federal	2007

State of New York	2007

New York City	2007

State of Florida	2007

State of Georgia	2007

State of Maine	2007

State of Missouri	2007

State of New Jersey	2007

State of Oregon	2007

State of Pennsylvania	2007

State of Utah	2007

State of West Virginia	2007

(h)	Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized gains (losses) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2008 and December 31, 2007, the futures contracts held by the Fund were in an unrealized depreciation position of $11,841,045 and $5,983,143, respectively.

(i)	Management Fee

The Master Fund currently pays the Managing Owner a management fee (“Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the net asset value of the Master Fund. No separate management fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services.

(j)	Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were approximately $7.00 per round-turn trade for both the three months ended March 31, 2008 and 2007.

(k)	Routine Operational, Administrative and Other Ordinary Expenses

The Managing Owner assumes all routine operational, administrative and other ordinary expenses of the Fund and the Master Fund, including, but not limited to, computer services, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees and printing, mailing and duplication costs. Accordingly, all such expenses are not reflected in the consolidated statement of income and expenses of the Fund.

(l)	Organizational and Offering Costs

All organizing and offering expenses of the Fund and its Master Fund are incurred and assumed by the Managing Owner. Expenses incurred in connection with the continuous offering of Limited Shares also will be paid by the Managing Owner.

(m)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2008 and 2007, the Fund and the Master Fund did not incur such expenses.

(5)	Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Statement 157. See note 4(c) for discussion of the Fund’s policies regarding this hierarchy.

Assets and Liabilities Measured at Fair Value as of March 31, 2008:

United States Treasury Obligations (Level 1)	$488,353,652
Commodity Futures Contracts (Level 1)	$(11,841,045)

There were no level 2 or level 3 holdings as of March 31, 2008.

(6)	Financial Instrument Risk

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

(7)	Share Purchases and Redemptions

(a)	Purchases

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

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through The Depository Trust Company’s (“DTC”) book-entry system to the Fund not later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

The redemption proceeds from the Fund consist of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the Amex or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the redemption order date. The Fund will distribute the cash redemption amount at noon, New York time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book-entry system.

The redemption proceeds due from the Fund are delivered to the Authorized Participant at noon, New York time, on the business day immediately following the redemption order date if, by such time on such business day immediately following the redemption order date, the Fund’s DTC account has been credited with the Baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption proceeds are delivered to the extent of whole Baskets received. Any remainder of the redemption proceeds are delivered on the next business day to the extent of remaining whole Baskets received if the Managing Owner receives the fee applicable to the extension of the redemption distribution date which the Managing Owner may, from time-to-time, determine and the remaining Baskets to be redeemed are credited to the Fund’s DTC account by noon, New York time, on such next business day. Any further outstanding amount of the redemption order will be canceled. The Managing Owner is also authorized to deliver the redemption proceeds notwithstanding that the Baskets to be redeemed are not credited to the Fund’s DTC account by noon, New York time, on the business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book-entry system on such terms as the Managing Owner may from time-to-time agree upon.

(c)	Limited Share Transactions

Summary of Limited Share Transactions for the Three Months Ended March 31, 2008 and March 31, 2007

	Limited Shares		Paid in Capital

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Limited Shares Sold	2,000,000	5,600,000	$53,610,792	$147,162,664

Limited Shares Repurchased	(1,200,000)	—	(32,230,602)	—

Net Increase	800,000	5,600,000	$21,380,190	$147,162,664

(8)	Profit and Loss Allocations and Distributions

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

(9)	Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund and the Master Fund. As of March 31, 2008, no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Limited Share outstanding for the three months ended March 31, 2008 and March 31, 2007. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Limited Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Limited Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Net Asset Value
Net asset value per Limited Share, beginning of period	$27.38	25.84

Net realized and change in unrealized gain (loss) on United
States Treasury Obligations and Futures	$(1.83)	$0.81
Net investment income	0.14	0.27

Net increase (decrease) in net assets from operations	(1.69)	1.08

Net asset value per Limited Share, end of period	$25.69	$26.92

Market value per Limited Share, beginning of period	$27.48	$25.95

Market value per Limited Share, end of period	$25.71	$26.97

Ratio to average Limited Shares*
Net investment income	2.16%	4.22%
Total expenses	0.81%	0.81%

Total Return, at net asset value **	(6.17)%	4.17%

Total Return, at market value **	(6.44)%	3.93%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board released FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (Statement 160). Statement 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Statement 160 is effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. Statement 160 will be applied prospectively to all noncontrolling interests including any that arose before the effective date and presentation and disclosure requirements shall be applied retrospectively for all periods presented.

On March 19, 2008, the Financial Accounting Standards Board released FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (Statement 161). Statement 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of Statement 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

At this time, management is evaluating the implications of these Statements and their impact on the financial statements has not yet been determined.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the consolidated financial statements and notes included in Item 1 of Part I of this Quarterly Report, or Report. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. PowerShares DB G10 Currency Harvest Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, DB Commodity Services LLC, or the Managing Owner, undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview/Introduction

The Fund and the Master Fund seek to track changes, positive or negative, in the level of the Deutsche Bank G10 Currency Future Harvest Index—Excess Return™, or the Index, over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Index is designed to reflect the return from investing on a 2:1 leveraged basis in long currency futures positions for certain currencies associated with relatively high yielding interest rates and in short currency futures positions for certain currencies associated with relatively low yielding interest rates.

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

Under the Trust Agreements of each of the Fund and the Master Fund, Wilmington Trust Company, the Trustee of the Fund and the Master Fund, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund and the Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Fund, the Master Fund or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

The Limited Shares are intended to provide investment results that generally correspond to the changes, positive or negative, in the levels of the Index over time. The value of the Limited Shares is expected to fluctuate in relation to changes in the value of the Master Fund’s portfolio. The market price of the Limited Shares may not be identical to the net asset value per Limited Share, but these two valuations are expected to be very close.

Performance Summary

Performance of the Fund and the exchange traded Limited Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of its underlying currency futures contracts. The Deutsche Bank G10 Currency Future Harvest Index - Total Return™ (“DBCFH-TR”, or the “Index”), consists of the Index plus 3-month United States Treasury bills returns. Because DBCFH-TR is an index, it does not reflect (i) actual trading and (ii) any fees or expenses. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended March 31, 2008 and for the Three Months Ended March 31, 2007” below provides an overview of the changes in the closing levels of DBCFH-TR™ by disclosing the change in closing levels of the Index itself plus 3-month United States Treasury Obligations returns. Please note that the Fund’s objective is to track the Index (not DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index. (The period January 1, 2008 to March 31, 2008 and the period January 1, 2007 to March 31, 2007 will be referred to herein as “Three Months Ended March 31, 2008” and “Three Months Ended March 31, 2007”, respectively.)

The following chart highlights the results of the DBCFH-TR for the Three Months Ended March 31, 2008 and for the Three Months Ended March 31, 2007.

Summary of the DBCFH-TR™ and Underlying Index Currency Returns for the

Three Months Ended March 31, 2008 and for the Three Months Ended March 31, 2007

Underlying Index	TOTAL RETURNS FOR INDEX IN THE DBCFH-TR™
	Long Position[1]		Short Position[1]
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
British Pounds (GBP)	N/A	0.49%	N/A	N/A
Norwegian Krone (NOK)	0.13%	N/A	N/A	N/A
Australian Dollar (AUD)	1.81%	0.95%	N/A	N/A
New Zealand Dollar (NZD)	1.39%	0.71%	N/A	N/A
Swedish Krona (SEK)	N/A	N/A	N/A	0.82%
Japanese Yen (JPY)	N/A	N/A	(3.80)%	0.03%
Swiss Franc (CHF)	N/A	N/A	(4.64)%	0.14%
TOTAL RETURN OF 3 MONTH UNITED STATES TREASURY OBLIGATIONS	0.49%	1.31%	N/A	N/A
TOTAL RETURNS OF DBCFH-TR™	(6.20)%	4.45%	N/A	N/A

1  Although the United States Dollar was one of the Eligible Index Currencies associated with the top three highest interest rates from January 1, 2007 to March 14, 2007, the Index (as per its rules) did not include a long USD futures position.

In the current interest rate environment, the total return on an investment in the Fund is expected to outperform the Index and underperform the DBCFH-TR™. The only difference between the Index and the DBCFH-TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBCFH-TR™ does include such a component. The difference between the Index and the DBCFH-TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. The Fund’s interest income from its holdings of fixed-income securities is expected to exceed the Fund’s fees and expenses, and the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The total return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, in the current interest rate environment, the Fund’s total return is expected to outperform the Index by the amount of the excess of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the total return on the Fund is expected to underperform the DBCFH-TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the Fund would underperform the Index.

Please refer to the section “Results of Operations” for the Fund’s performance.

Net Asset Value

Net asset value means the total assets of the Master Fund, including, but not limited to, all futures, cash and investments less total liabilities of the Master Fund, each determined on the basis of U.S. generally accepted accounting principles, consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open currency futures contracts, and any other credit or debit accruing to the Master Fund but unpaid or not received by the Master Fund. All open currency futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular currency futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined; provided, that if a currency futures contract could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated will be the basis for determining the market value of such position for such day. The Managing Owner may in its discretion (and only under extraordinary circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Master Fund’s brokerage account is accrued monthly. The amount of any distribution is a liability of the Master Fund from the day when the distribution is declared until it is paid.

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

The use of fair value to measure financial instruments, with related unrealized gains or losses recognized in earnings in each period is fundamental to the Fund’s financial statements. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

The Fund adopted FASB Statement No. 157, “Fair Value Measurements” (Statement 157), effective January 1, 2008.

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item I for further information.

When market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards.

Realized gains (losses) and changes in unrealized gain (loss) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively.

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

Credit Risk

When the Master Fund enters into futures contracts, the Master Fund is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and on most foreign futures exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Master Fund.

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

Liquidity

All of the Master Fund’s source of capital is derived from the Fund through the Fund’s offering of Limited Shares to Authorized Participants. Authorized Participants may then subsequently redeem such Limited Shares. The Master Fund in turn allocates its net assets to currency futures trading. A significant portion of the net asset value is held in United States Treasury Obligations and cash, which is used as margin for the Master Fund’s trading in currency futures. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Master Fund’s currency futures change. The balance of the net assets is held in the Master Fund’s trading account. Interest earned on the Master Fund’s interest-bearing funds is paid to the Master Fund.

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

Because the Master Fund trades futures contracts, its capital is at risk due to changes in the value of future contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

On any business day, an Authorized Participant may place an order with the Managing Owner to redeem one or more Baskets. Redemption orders must be placed by 1:00 p.m., New York time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund no later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

Cash Flows

The primary cash flow activities of the Fund are to raise capital from Authorized Participants through the issuance of Limited Shares in the Fund. This cash is invested into the Master Fund where it is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow used in operating activities was $7.3 million and $149.9 million during the three months ended March 31, 2008 and three months ended March 31, 2007, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition. During the three months ended March 31, 2008 $525.8 million was paid to purchase United States Treasury Obligations and $548.9 million was received from sales of maturing contracts. During the three months ended March 31, 2007 $281.6 million was paid to purchase United States Treasury Obligations and $129.8 million was received from sales of maturing contracts. Unrealized appreciation on futures increased by $5.9 million and decreased by $4.6 million during the three months ended March 31, 2008 and three months ended March 31, 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $21.4 million and $147.2 million during the three months ended March 31, 2008 and three months ended March 31, 2007, respectively. This included $53.6 million and $147.2 million from the sale of Limited shares to Authorized Participants during the three months ended March 31, 2008 and three months ended March 31, 2007, respectively.

Results of Operations

FOR THE PERIOD JANUARY 1, 2008 TO MARCH 31, 2008 (REFERRED TO HEREIN AS “THE THREE MONTHS ENDED MARCH 31, 2008”) AND FOR THE PERIOD FROM JANUARY 1, 2007 TO MARCH 31, 2007 (REFERRED TO HEREIN AS “THREE MONTHS ENDED MARCH 31, 2007”)

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank G10 Currency Future Harvest Index – Excess Return™, or the Index, over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Limited Shares (as reflected by the graph “DBV”), (ii) the Fund’s NAV (as reflected by the graph “FBVNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBCFHX”). The price of the Limited Shares generally has exceeded the levels of the Index primarily because the Limited Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Limited Shares will continue to exceed the Index levels.

COMPARISON OF DBV, FBVNAV AND DBCFHX FOR THE THREE MONTHS ENDED MARCH 31, 2008

AND FOR THE THREE MONTHS ENDED MARCH 31, 2007

DBV - For The Three Months Ended March 31, 2008
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
-9.00%
Percentage Change
12/31/2007
3/31/2008
Date
DBV
DBV NAV
DBCFHX Index

DBV - For The Three Months Ended March 31, 2007
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
Percentage Change
12/29/2006
3/31/2007
Date
DBV
DBV NAV
DBCFHX Index

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends Below.

Additional Legends

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A: “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT OF FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007, RELATED TO THE CURRENCIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

THE MANAGING OWNER HAS HAD LIMITED EXPERIENCE IN TRADING ACTUAL ACCOUNTS FOR ITSELF OR FOR CLIENTS. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

Fund Limited Share Price Performance

For the three months ended March 31, 2008, the Amex market value of Limited Shares decreased (-6.44%) from $27.48 per share to $25.71 per share. Limited Shares traded from a low of $25.41 (-7.53%) per share on March 17, 2008 to a high of $27.69 per share (+0.76%) on February 25, 2008.

For the three months ended March 31, 2007, the Amex market value of Limited Shares increased 3.93% from $25.95 per share to $26.97 per share. Limited Shares traded from a low of $25.72 per share (-0.88%) on March 5, 2007 to a high of $27.00 per share (+4.04%) on March 26, 2007.

Fund Limited Share Net Asset Performance

For the three months ended March 31, 2008, the net asset value of each Limited Share decreased (-6.17%) from $27.38 per share to $25.69 per share.

Net loss for the three months ended March 31, 2008 was $32.7 million, resulting from $3.9 million of interest income offset by net realized loss of $29.6 million, net unrealized loss of $5.9 million and operating expenses of $1.1 million.

For the three months ended March 31, 2007, the net asset value of each Limited Share increased 4.17% from $25.84 per share to $26.92 per share.

Net income for the three months ended March 31, 2007 was $9.0 million, resulting from $2.7 million of interest income, realized and unrealized gains of $6.7 million and operating expenses of $0.4 million.

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

The Fund and Master Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Master Fund’s net asset value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as net asset values are not known until a future date. These agreements are effective for one year terms, renewable automatically for additional one year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

QUANTIFYING THE FUND’S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT CURRENCY CONTRACTS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2008.

Currency Contract	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (“VaR”)* % of Net Assets	Number of times VaR Exceeded
Australian Dollar	March 2009	3,329,925	0.66%	12
New Zealand Dollar	March 2009	3,641,861	0.72%	9
Japanese Yen	March 2009	2,650,737	0.53%	8
Swiss Franc	March 2009	2,026,323	0.40%	7
Norwegian Krone	March 2009	2,709,327	0.54%	11
Aggregate/Total:		7,884,251	1.57%	13

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007.

Currency Contract	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (“VaR”)* % of Net Assets	Number of times VaR Exceeded
Australian Dollar	March 2008	3,075,575	0.60%	10
New Zealand Dollar	March 2008	3,528,102	0.69%	9
Japanese Yen	March 2008	2,355,426	0.46%	8
Swiss Franc	March 2008	1,725,230	0.34%	7
Swedish Krona	March 2008	2,168,938	0.42%	6
British Pound	March 2008	1,669,842	0.32%	7
Aggregate/Total:		7,898,156	1.53%	7

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

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Kevin Rich, its Chief Executive Officer and Michael Gilligan its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, and, based upon that evaluation, Kevin Rich, the Chief Executive Officer and Michael Gilligan, the Principal Financial Officer of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable.

Item 1A.	Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007, filed March 11, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)        None.

(b)        The Registrant’s Registration Statement on Form S-1 (Registration No. 333-132484) was declared effective on September 15, 2006 with respect to the use of proceeds information being disclosed therein. Trading on the Amex commenced on September 18, 2006. A Post-Effective Amendment No. 1 and Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 was filed on April 30, 2007 and April 21, 2008, respectively, which also contained this information.

              Proceeds from the sale of Limited Shares are used to purchase Master Fund Limited Units of the Master Fund. The Master Fund uses the proceeds from the sale of the Master Fund Units for general corporate purposes in accordance with its investment objectives and policies.

              For the three months ended March 31, 2008, 2.0 million Limited Shares were created for $53.6 million and 1.2 million Limited Shares were redeemed for $32.2 million. On March 31, 2008, 19.6 million Limited Shares of the Fund were outstanding for a market capitalization of $503.9 million.

(c)         The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2008 and 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2008	1,200,000	$26.86
Three Months Ended March 31, 2007	-	-

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB G10 Currency Harvest Fund

	By:	DB Commodity Services LLC, its Managing Owner

	By:	/s/ Kevin Rich
Name: Kevin Rich
Title: Director and Chief Executive Officer

Dated: May 7, 2008	By:	/s/ Michael Gilligan
Name: Michael Gilligan
Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5