Form 10-Q
period 2008-06-30
DB G10 Currency Harvest Master Fund; PowerShares DB G10 Currency Harvest Fund
filed 2008-07-31
CIK 1354731, 1354730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of outstanding Limited Shares as of June 30, 2008: 20,800,000 Limited Shares.

POWERSHARES DB G10 CURRENCY HARVEST FUND

QUARTER ENDED JUNE 30, 2008

i

PART I.             FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2008 (unaudited) and December 31, 2007

	June 30, 2008	December 31, 2007
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value
(cost $538,051,690 and $507,398,195, respectively)	$538,061,854	$507,529,533
Cash held by broker (restricted $0 and $5,983,143, respectively)	17,651,778	13,584,764
Net unrealized appreciation (depreciation) on futures contracts	5,375,218	(5,983,143)

Deposits with broker	561,088,850	515,131,154

Other assets	1,937	27,384

Total assets	$561,090,787	$515,158,538

Liabilities and shareholders’ equity
Management fee payable	$343,624	$330,845
Non controlling interest in consolidated subsidiary - related party	1,078	1,000

Total liabilities	344,702	331,845

Commitments and Contingencies (Note 9)

Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	1,000	1,000
Accumulated earnings	78	95

Total General shares	1,078	1,095

Limited shares:
Paid-in-capital - 20,800,000 and 18,800,000 redeemable shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	565,869,026	512,364,960
Accumulated earnings (deficit)	(5,124,019)	2,460,638

Total Limited shares	560,745,007	514,825,598

Total shareholders’ equity	560,746,085	514,826,693

Total liabilities and shareholders’ equity	$561,090,787	$515,158,538

Net asset value per share
General shares	$26.95	$27.38
Limited shares	$26.96	$27.38

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

June 30, 2008

Description	Percentage of Net Assets	Fair Value	Face Value

United States Treasury Obligations

U.S. Treasury Bills, 1.88% due July 3, 2008	13.55%	$75,997,644	$76,000,000

U.S. Treasury Bills, 1.99% due July 10, 2008	20.15	112,977,173	113,000,000

U.S. Treasury Bills, 1.84% due July 17, 2008	6.95	38,975,508	39,000,000

U.S. Treasury Bills, 1.58% due July 24, 2008	7.30	40,960,435	41,000,000

U.S. Treasury Bills, 1.42% due July 31, 2008	11.93	66,907,071	67,000,000

U.S. Treasury Bills, 1.61% due August 7, 2008	9.26	51,909,052	52,000,000

U.S. Treasury Bills, 1.80% due August 14, 2008	0.89	4,989,430	5,000,000

U.S. Treasury Bills, 1.86% due August 21, 2008	0.53	2,992,647	3,000,000

U.S. Treasury Bills, 1.87% due August 28, 2008	0.53	2,991,630	3,000,000

U.S. Treasury Bills, 1.82% due September 4, 2008	1.42	7,975,080	8,000,000

U.S. Treasury Bills, 1.85% due September 11, 2008	3.91	21,926,080	22,000,000

U.S. Treasury Bills, 2.05% due September 18, 2008	12.42	69,624,944	69,900,000

U.S. Treasury Bills, 1.86% due September 25, 2008	7.10	39,835,160	40,000,000

Total U.S. Treasury Obligations (cost $538,051,690)	95.94%	$538,061,854

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4 (e)

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts 195.6 million Australian Dollars vs. USD 185.5 million for settlement September 15, 2008	0.85%	$4,754,220
19,450.0 million Japanese Yen vs. USD 184.4 million for settlement September 15, 2008*	(0.53)	(2,966,288)
958.0 million Norwegian Krone vs. USD 186.4 million for settlement September 15, 2008	0.87	4,875,000
245.6 million New Zealand Dollars vs. USD 184.2 million for settlement September 15, 2008	(0.60)	3,339,960
190.0 million Swiss Francs vs. USD 186.7 million for settlement September 15, 2008*	(0.83)	(4,627,674)

Net Unrealized Appreciation on Futures Contracts	0.96%	$5,375,218

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

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e)

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

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months and Six Months Ended June 30, 2008 and 2007

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Income
Interest Income, net	$1,889,633	$4,583,230	$5,784,131	$7,290,477

Expenses
Management Fee	1,015,927	693,483	1,999,371	1,097,224
Brokerage Commissions and Fees	81,274	55,479	159,950	87,778

Total Expenses	1,097,201	748,962	2,159,321	1,185,002

Net Investment Income	792,432	3,834,268	3,624,810	6,105,475

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	742	-	76,779	(1,925)
Futures	7,163,765	28,400,642	(22,523,450)	30,564,575

Net Realized Gain (Loss)	7,164,507	28,400,642	(22,446,671)	30,562,650

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(102,542)	60,825	(121,173)	80,486
Futures	17,216,262	(5,165,003)	11,358,360	(620,236)

Net Change in Unrealized Gain (Loss)	17,113,720	(5,104,178)	11,237,187	(539,750)

Net Realized and net change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures	24,278,227	23,296,464	(11,209,484)	30,022,900

Net Income (Loss)	$25,070,659	$27,130,732	$(7,584,674)	$36,128,375

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2008

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated (Deficit)	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at April 1, 2008	40	$1,000	$28	$1,028	19,600,000	$533,745,150	$(30,194,628)	$503,550,522	$503,551,550

Sale of Limited Shares	-	-	-	-	1,600,000	42,817,702		42,817,702	42,817,702

Redemption of Limited Shares	-	-	-	-	(400,000)	(10,693,826)		(10,693,826)	(10,693,826)

Net Income:

Net Investment Income	-	-	2	2	-	-	792,430	792,430	792,432
Net Realized Gain on United States Treasury Obligations and Futures	-	-	13	13	-	-	7,164,494	7,164,494	7,164,507
Net Change in Unrealized Gain on United States Treasury Obligations and Futures	-	-	35	35	-	-	17,113,685	17,113,685	17,113,720

Net Income	-	-	50	50	-	-	25,070,609	25,070,609	25,070,659

Balance at June 30, 2008	40	$1,000	$78	$1,078	20,800,000	$565,869,026	$(5,124,019)	$560,745,007	$560,746,085

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2007

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at April 1, 2007	40	$1,000	$77	$1,077	10,600,000	$273,827,754	$11,545,631	$285,373,385	$285,374,462
Sale of Limited Shares	-	-	-		7,000,000	197,688,964	-	197,688,964	197,688,964
Redemption of limited shares	-	-	-		-	-	-

Net Income:	-	-	-		-	-	-

Net Investment Income	-	-	12	12	-	-	3,834,256	3,834,256	3,834,268
Net Realized Loss on United States Treasury Obligations and Futures	-	-	74	74	-	-	28,400,568	28,400,568	28,400,642
Net Change in Unrealized Loss on United States Treasury Obligations and Futures	-	-	(3)	(3)	-	-	(5,104,175)	(5,104,175)	(5,104,178)

Net Loss	-	-	83	83	-	-	27,130,649	27,130,649	27,130,732

Balance at June 30, 2007	40	$1,000	$160	$1,160	17,600,000	$471,516,718	$38,676,280	$510,192,998	$510,194,158

See accompanying notes to unaudited consolidated financial statements

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’

Equity For the Six Months Ended June 30, 2008

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders’ Equity	Total Shareholders’ Equity (Deficit)
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at January 1, 2008	40	$1,000	$95	$1,095	18,800,000	$512,364,960	$2,460,638	$514,825,598	$514,826,693
Sale of Limited Shares	-	-	-	-	3,600,000	96,428,494	-	96,428,494	96,428,494
Redemption of Limited Shares	-	-	-	-	(1,600,000)	(42,924,428)	-	(42,924,428)	(42,924,428)

Net Loss:

Net Investment Income	-	-	8	8	-	-	3,624,802	3,624,802	3,624,810
Net Realized Loss on United States Treasury Obligations and Futures	-	-	(46)	(46)	-	-	(22,446,625)	(22,446,625)	(22,446,671)
Net Change in Unrealized Loss on United States Treasury Obligations and Futures	-	-	21	21	-	-	11,237,166	11,237,166	11,237,187

Net Loss	-	-	(17)	(17)	-	-	(7,584,657)	(7,584,657)	(7,584,674)

Balance at June 30, 2008	40	$1,000	$78	$1,078	20,800,000	$565,869,026	$(5,124,019)	$560,745,007	$560,746,085

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2007

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders’ Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at January 1, 2007	40	$1,000	$34	$1,034	5,000,000	$126,665,090	$2,548,031	$129,213,121	$129,214,155
Sale of Limited Shares	-	-			12,600,000	344,851,628	-	344,851,628	344,851,628
Net Income:

Net Investment Income	-	-	23	23	-	-	6,105,452	6,105,452	6,105,475
Net Realized Loss on United States Treasury Obligations and Futures	-	-	83	83	-	-	30,562,567	30,562,567	30,562,650
Net Change in Unrealized Loss on United States Treasury Obligations and Futures	-	-	20	20	-	-	(539,770)	(539,770)	(539,750)

Net Loss	-	-	126	126	-	-	36,128,249	36,128,249	36,128,375

Balance at June 30, 2007	40	$1,000	$160	$1,160	17,600,000	$471,516,718	$38,676,280	$510,192,998	$510,194,158

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2008 and 2007

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash flow provided by operating activities:

Net Income (Loss)	$(7,584,674)	$36,128,375
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Cost of securities purchased	(1,072,674,311)	(787,604,002)
Proceeds from securities sold	1,047,747,879	415,720,099
Net accretion of discount and amortization of premium on United States Treasury obligations	(5,650,284)	(7,068,244)
Net realized (gain)/loss on United States Treasury Obligations	(76,779)	1,925
Net change in unrealized (gain)/loss on United States Treasury Obligations and Futures	(11,237,187)	539,750
Change in operating receivables and liabilities:
Management fee payable	12,779	213,588
Non controlling interest in consolidated subsidiary – related party	78	-
Other assets	25,447	(26,118)

Net cash used for operating activities	(49,437,052)	(342,094,627)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	96,428,494	344,851,628
Redemption of Limited Shares	(42,924,428)	-

Net cash provided by financing activities	53,504,066	344,851,628

Net change in cash held by broker	4,067,014	2,757,001

Cash held by the broker at beginning of period	13,584,764	6,036,881

Cash held by the broker at end of period	$17,651,778	$8,793,882

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2008

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

This report covers the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007.

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

(3)	Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreement of each of the Fund and the Master Fund, Wilmington Trust Company (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund and the Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the three months ended June 30, 2008 and 2007, the Fund and Master Fund incurred Management Fees of $1,015,927 and $693,483, respectively. Management Fees incurred during the six months ended June 30, 2008 and 2007, by the Fund and Master Fund were $1,999,371 and $1,097,224 respectively. As of June 30, 2008 and December 31, 2007 Management Fees payable to the Managing Owner were $343,624 and $330,845, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. During the three months ended June 30, 2008 and 2007, the Fund and Master Fund incurred brokerage fees of $81,274 and $55,479, respectively. Brokerage fees incurred during the six months ended June 30, 2008 and 2007, by the Fund and Master Fund were $159,950 and $87,778, respectively. As of June 30, 2008 and December 31, 2007 there were no brokerage fees payable to the Commodity Broker.

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

Invesco Powershares Capital Management LLC

Under the License Agreement among Invesco Powershares Capital Management LLC (formerly known as PowerShares Capital Management LLC) (the “Licensor”), and the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each Licensee a non-exclusive license to use the “PowerShares®” trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of the Fund and to use or refer to the Trademark in connection with the issuance and trading of the Fund as necessary.

Invesco Aim Distributors, Inc.

Through a marketing agreement between the Managing Owner and Invesco Aim Distributors, Inc (formerly known as A I M Distributors, Inc.), or Invesco Aim Distributors, an affiliate of PowerShares Capital Management LLC, or Invesco PowerShares, the Managing Owner, on behalf of the Fund and the Master Fund, has appointed Invesco Aim Distributors as a marketing agent. Invesco Aim Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. Invesco Aim Distributors will not open or maintain customer accounts or handle orders for the Fund. Invesco Aim Distributors engages in public seminars, road shows, conferences, media interviews, and distributes sales literature and other communications (including electronic media) regarding the Fund.

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2008 and December 31, 2007 are $20,297,196 and $17,288,460, respectively, which is restricted and held against initial margin of the open futures contracts.

(f)	Cash held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less, when purchased. As of June 30, 2008, the Fund had cash held by the broker of $17,651,778. As of December 31, 2007, the Fund had cash held by the Commodity Broker of $13,584,764 of which $5,983,143 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of June 30, 2008 and December 31, 2007.

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

The following are the major tax jurisdictions for the Fund and the earliest tax year subject to examination:

Jurisdiction	Tax Year

US Federal	2006

State of New York	2006

New York City	2006

State of Florida	2006

State of Georgia	2006

State of Maine	2006

State of Missouri	2006

State of New Jersey	2006

State of Oregon	2006

State of Pennsylvania	2006

State of Utah	2006

State of West Virginia	2006

(h)	Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized gains (losses) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2008 and December 31, 2007, the futures contracts held by the Fund were in an unrealized appreciation and depreciation position of $5,375,218 and $5,983,143, respectively.

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

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the three months ended June 30, 2008 and 2007 and for the six months ended June 30, 2008 and 2007.

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

(m)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended June 30, 2008 and 2007 and for the six months ended June 30, 2008 and 2007, the Fund and the Master Fund did not incur such expenses.

(5)	Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Statement 157. See note 4(c) for discussion of the Fund’s policies regarding this hierarchy.

Assets and Liabilities Measured at Fair Value as of June 30, 2008:

United States Treasury Obligations (Level 1)	$538,061,854
Commodity Futures Contracts (Level 1)	$5,375,218

There were no level 2 or 3 holdings as of June 30, 2008.

(6)	Financial Instrument Risk

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

Market risk is the potential for changes in the value of the financial instruments traded by the Master Fund due to market changes, including fluctuations in currency prices. In entering into these futures contracts, there exists a market risk that such futures contracts may be significantly influenced by market conditions, resulting in such futures contracts being less valuable. If the markets should move against all of the futures contracts at the same time, the Master Fund could experience substantial losses.

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

(c)	Limited Share Transactions

Summary of Limited Share Transactions for the Three Months and Six Months Ended

June 30, 2008 and 2007

	Limited Shares		Paid in Capital		Limited Shares		Paid in Capital

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Limited Shares Sold	1,600,000	7,000,000	42,817,702	197,688,964	3,600,000	12,600,000	96,428,494	344,851,628

Limited Shares Redeemed	(400,000)	—	(10,693,826)	—	(1,600,000)	—	(42,924,428)	—

Net Increase	1,200,000	7,000,000	32,123,876	197,688,964	2,000,000	12,600,000	53,504,066	344,851,628

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

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund and the Master Fund. As of June 30, 2008, no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Limited Share outstanding for the three months and six months ended June 30, 2008 and 2007. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Limited Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Limited Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Limited Shares and the Master Fund Limited Units, the net asset value per Limited Share and the net asset value per Master Fund Limited Unit are equal.

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net Asset Value
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	$1.23	$1.78	$(0.60)	$2.59
Net investment income	0.04	0.29	0.18	0.56

Net increase in net assets from operations	1.27	2.07	(0.42)	3.15

Net asset value per Limited Share, beginning of period	25.69	26.92	27.38	25.84

Net asset value per Limited Share, end of period	$26.96	$28.99	$26.96	$28.99

Market value per Limited Share, beginning of period	$25.71	$26.97	$27.48	$25.95

Market value per Limited Share, end of period	$27.02	$28.97	$27.02	$28.97

Ratio to average Limited Shares*
Net investment income	0.58%	4.11%	1.36%	4.13%
Total expenses	0.81%	0.80%	0.81%	0.80%

Total Return, at net asset value **	4.94%	7.69%	(1.53)%	12.19%

Total Return, at market value **	5.10%	7.42%	(1.67)%	11.64%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Recently Issued Accounting Standards

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

Performance Summary

This report covers the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007.

Performance of the Fund and the exchange traded Limited Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of its underlying currency futures contracts. The Deutsche Bank G10 Currency Future Harvest Index—Total Return™ (“DBCFH-TR”, or the “Index”), consists of the Index plus 3-month United States Treasury bills returns. Because DBCFH-TR is an index, it does not reflect (i) actual trading and (ii) any fees or expenses. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBCFH-TR™ and Underlying Index Currency Returns for the Three Months and Six Months Ended June 30, 2008 and 2007” below provides an overview of the changes in the closing levels of DBCFH-TR™ by disclosing the change in closing levels of the Index itself plus 3-month United States Treasury Obligation returns. Please note that the Fund’s objective is to track the Index (not DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

The following chart highlights the results of the DBCFH-TR for the three months and six months ended June 30, 2008 and 2007.

Summary of the DBCFH-TR™ and Underlying Index Currency Returns for the

Three Months and Six Months Ended June 30, 2008 and 2007

Underlying Index Currency	DBCFH-TR™
	Long Position[1]				Short Position[1]
	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
British Pounds (GBP)	N/A	0.83%	0.75%	0.61%	N/A	N/A	N/A	N/A
Norwegian Krone (NOK)	0.69%	0.36%	N/A	N/A	N/A	N/A	N/A	N/A
Australian Dollar (AUD)	2.40%	4.09%	1.74%	2.55%	N/A	N/A	N/A	N/A
New Zealand Dollar (NZD)	(3.01)%	1.05%	2.88%	2.89%	N/A	N/A	N/A	N/A
Swedish Krona (SEK)	N/A	N/A	N/A	N/A	N/A	(2.53)%	(0.72)%	1.32%
Japanese Yen (JPY)	N/A	N/A	N/A	N/A	3.95%	(1.87)%	1.82%	1.77%
Swiss Franc (CHF)	N/A	N/A	N/A	N/A	0.91%	(4.03)%	0.36%	1.05%
TOTAL RETURN OF 3 MONTH UNITED STATES TREASURY OBLIGATIONS	0.43%	0.91%	1.29%	2.75%	N/A	N/A	N/A	N/A
TOTAL RETURNS OF DBCFH-TR™	5.36%	(1.18)%	8.13%	12.94%	N/A	N/A	N/A	N/A

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

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Limited Shares of the Fund and the Master Fund Limited Units, the net asset value per Limited Share of the Fund and the net asset value per Master Fund Limited Unit are equal.

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

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item I for further information regarding Statement 157.

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

Operating Activities

Net cash flow used in operating activities was $49.4 million and $342.1 million during the six months ended June 30, 2008 and 2007, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition. During the six months ended June 30, 2008, $1,073 million was paid to purchase United States Treasury Obligations and $1,048 million was received from sales of maturing contracts. During the six months ended June 30, 2007, $787.6 million was paid to purchase United States Treasury Obligations and $415.7 million was received from sales of maturing contracts. Unrealized appreciation on futures increased by $11.2 million and unrealized depreciation increased by $0.5 million during the six months ended June 30, 2008 and 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $53.5 million and $344.9 million during the six months ended June 30, 2008 and 2007, respectively. This included $96.4 million and $344.9 million from the sale of Limited shares to Authorized Participants during the six months ended June 30, 2008 and 2007, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007, AND FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

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

Remainder of page left blank intentionally.

COMPARISON OF DBV, DBVNAV AND DBCFHX FOR THE THREE MONTHS ENDED

AND FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

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

FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

Fund Limited Share Price Performance

For the three months ended June 30, 2008, the Amex market value of Limited Shares increased 5.10% from $25.71 per share to $27.02 per share. Limited Shares traded from a low of $25.89 (+0.70%) per share on April 1, 2008 to a high of $27.27 per share (+6.07%) on June 25, 2008.

For the three months ended June 30, 2007, the Amex market value of Limited Shares increased 7.42% from $26.97 per share to $28.97 per share. Limited Shares traded from a low of $27.22 (+0.93%) per share on April 2, 2007 to a high of $29.25 per share (+8.45%) on June 19, 2007.

Fund Limited Share Net Asset Performance

For the three months ended June 30, 2008, the net asset value of each Limited Share increased 4.94% from $25.69 per share to $26.96 per share.

Net income for the three months ended June 30, 2008 was $25.1 million, resulting from $1.9 million of interest income, realized and unrealized gains of $24.3 million and operating expenses of $1.1 million.

For the three months ended June 30, 2007, the net asset value of each Limited Share increased 7.69% from $26.92 per share to $28.99 per share.

Net income for the three months ended June 30, 2007 was $27.1 million, resulting from $4.6 million of interest income, realized and unrealized gains of $23.3 million and operating expenses of $0.8 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

Fund Limited Share Price Performance

For the six months ended June 30, 2008, the Amex market value of Limited Shares decreased 1.67% from $27.48 per share to $27.02 per share. Limited Shares traded from a low of $25.41 (-7.53%) per share on March 17, 2008 to a high of $27.69 per share (+0.76%) on February 25, 2008.

For the six months ended June 30, 2007, the Amex market value of Limited Shares increased 11.64% from $25.95 per share to $28.97 per share. Limited Shares traded from a low of $25.72 per share (-0.89%) on March 5, 2007 to a high of $29.25 per share (+12.72%) on June 19, 2007.

Fund Limited Share Net Asset Performance

For the six months ended June 30, 2008, the net asset value of each Limited Share decreased 1.53% from $27.38 per share to $26.96 per share.

Net loss for the six months ended June 30, 2008 was $7.6 million, resulting from $5.8 million of interest income, realized and unrealized losses of $11.2 million and operating expenses of $2.2 million.

For the six months ended June 30, 2007, the net asset value of each Limited Share increased 12.19% from $25.84 per share to $28.99 per share.

Net income for the six months ended June 30, 2007 was $36.1 million, resulting from $7.3 million of interest income, realized and unrealized gains of $30.0 million and operating expenses of $1.2 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT CURRENCY CONTRACTS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2008. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007.

Currency Contract	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (“VaR”)* % of Net Assets	Number of times VaR Exceeded
Australian Dollar	September 2008	3,819,431	0.68%	10
New Zealand Dollar	September 2008	4,202,462	0.75%	8
Japanese Yen	September 2008	3,307,376	0.59%	6
Swiss Franc	September 2008	2,821,365	0.50%	10
Norwegian Krone	September 2008	6,018,458	1.07%	7
Aggregate/Total:		10,106,338	1.80%	10

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

Currency Contract	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (“VaR”)* % of Net Assets	Number of times VaR Exceeded
Australian Dollar	March 2008	3,075,575	0.60%	10
New Zealand Dollar	March 2008	3,528,102	0.69%	9
Japanese Yen	March 2008	2,355,426	0.46%	8
Swiss Franc	March 2008	1,725,230	0.34%	7
Swedish Krona	March 2008	2,168,938	0.42%	6
British Pound	March 2008	1,669,842	0.32%	7
Aggregate/Total:		7,898,156	1.53%	7

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Kevin Rich, its Chief Executive Officer and Michael Gilligan, its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, and, based upon that evaluation, Kevin Rich, the Chief Executive Officer and Michael Gilligan, the Principal Financial Officer of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(a)      None.

(b)      The Registrant’s Registration Statement on Form S-1 (Registration No. 333-132484) was declared effective on September 15, 2006 with respect to the use of proceeds information being disclosed therein. Trading on the Amex commenced on September 18, 2006. A Post-Effective Amendment No. 1 and Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 was filed on April 30, 2007 and April 21, 2008, respectively, which also contained this information. Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, which was filed on April 21, 2008, was declared effective on May 14, 2008.

The proceeds from the sale of Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the three months ended June 30, 2008, 1.6 million Limited Shares were created for $42.8 million and 0.4 million Limited Shares were redeemed for $10.7 million. On June 30, 2008, 20.8 million Limited Shares of the Fund were outstanding for a market capitalization of $562.0 million.

(c)      The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2008 and 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2008	400,000	$26.73
Three Months Ended June 30, 2007	-	-

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB G10 Currency Harvest Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Kevin Rich
		Name:	Kevin Rich
		Title:	Director and Chief Executive Officer

Dated: July 31, 2008	By:	/s/ Michael Gilligan
		Name:	Michael Gilligan
		Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5