Form 10-Q
period 2008-09-30
DB G10 Currency Harvest Master Fund; PowerShares DB G10 Currency Harvest Fund
filed 2008-10-31
CIK 1354731, 1354730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of outstanding Limited Shares as of September 30, 2008: 19,800,000 Limited Shares.

POWERSHARES DB G10 CURRENCY HARVEST FUND

QUARTER ENDED SEPTEMBER 30, 2008

i

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2008 (unaudited) and December 31, 2007

	September 30, 2008	December 31, 2007
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $ 473,481,756 and $507,398,195, respectively)	$473,719,294	$507,529,533
Cash held by broker	12,715,715	13,584,764
Net unrealized depreciation on futures contracts	(3,484,161)	(5,983,143)

Deposits with broker	482,950,848	515,131,154
Other assets	22,759	27,384

Total assets	$482,973,607	$515,158,538

Liabilities and shareholders’ equity
Management fee payable	$657,352	$330,845
Non controlling interest in consolidated subsidiary - related party	974	1,000

Total liabilities	658,326	331,845

Commitments and Contingencies (Note 9)
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	1,000	1,000
Accumulated earnings (deficit)	(26)	95

Total General shares	974	1,095

Limited shares:
Paid-in-capital – 19,800,000 and 18,800,000 redeemable shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	541,447,054	512,364,960
Accumulated earnings (deficit)	(59,132,747)	2,460,638

Total Limited shares	482,314,307	514,825,598

Total shareholders’ equity	482,315,281	514,826,693

Total liabilities and shareholders’ equity	$482,973,607	$515,158,538

Net asset value per share
General shares	$24.35	$27.38
Limited shares	$24.36	$27.38

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

September 30, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.05% due October 2, 2008	11.61%	$55,999,832	$56,000,000
U.S. Treasury Bills, 0.10% due October 9, 2008	23.43	112,994,802	113,000,000
U.S. Treasury Bills, 0.99% due October 16, 2008	8.08	38,980,812	39,000,000
U.S. Treasury Bills, 0.35% due October 23, 2008	6.42	30,995,846	31,000,000
U.S. Treasury Bills, 1.01% due October 30, 2008	13.88	66,974,607	67,000,000
U.S. Treasury Bills, 1.80% due November 6, 2008	19.06	91,942,040	92,000,000
U.S. Treasury Bills, 1.99% due November 20, 2008	1.66	7,998,464	8,000,000
U.S. Treasury Bills, 0.77% due November 28, 2008	1.66	7,990,072	8,000,000
U.S. Treasury Bills, 0.25% due December 4, 2008	1.66	7,989,832	8,000,000
U.S. Treasury Bills, 1.69% due December 11, 2008	4.56	21,971,136	22,000,000
U.S. Treasury Bills, 1.05% due December 18, 2008	6.20	29,881,851	29,900,000

Total United States Treasury Obligations (cost $473,481,756)	98.22%	$473,719,294

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e)

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts:
197.4 million Australian Dollars vs. USD 154.9 million for settlement December 15, 2008	(0.28)%	$(1,346,220)
17,212.5 million Japanese Yen vs. USD 164.3 million for settlement December 15, 2008*	(0.35)	(1,713,375)
926.0 million Norwegian Krone vs. USD 155.8 million for settlement December 15, 2008	(0.42)	(2,039,600)
243.6 million New Zealand Dollars vs. USD 161.0 million for settlement December 15, 2008	0.87	4,205,040
181.5 million Swiss Francs vs. USD 163.6 million for settlement December 15, 2008*	(0.54)	(2,590,006)

Net Unrealized Depreciation on Futures Contracts	(0.72)%	$(3,484,161)

*	Positions represent futures contracts sold.

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
Unrealized Appreciation (Depreciation) on Futures Contracts:
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

* Positions represent futures contracts sold.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months and Nine Months Ended September 30, 2008 and 2007

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Income
Interest Income	$2,255,102	$6,388,113	$8,039,233	$13,678,590

Expenses
Management Fee	1,015,065	1,011,219	3,014,436	2,108,443
Brokerage Commissions and Fees	43,705	80,898	203,655	168,676

Total Expenses	1,058,770	1,092,117	3,218,091	2,277,119

Net Investment Income	1,196,332	5,295,996	4,821,142	11,401,471

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	18,220	47,598	94,999	45,673
Futures	(46,591,379)	(34,112,711)	(69,114,829)	(3,548,136)

Net Realized Gain (Loss)	(46,573,159)	(34,065,113)	(69,019,830)	(3,502,463)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	227,373	113,538	106,200	194,024
Futures	(8,859,378)	10,787,053	2,498,982	10,166,817

Net Change in Unrealized Gain (Loss)	(8,632,005)	10,900,591	2,605,182	10,360,841

Net Realized and net change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures	(55,205,164)	(23,164,522)	(66,414,648)	6,858,378

Net Income (Loss)	$(54,008,832)	$(17,868,526)	$(61,593,506)	$18,259,849

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2008

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings (Deficit)	Total General Shareholder’s Equity	Limited Shares		Accumulated (Deficit)	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at July 1, 2008	40	$1,000	$78	$1,078	20,800,000	$565,869,026	$(5,124,019)	$560,745,007	$560,746,085
Sale of Limited Shares					400,000	10,461,436		10,461,436	10,461,436
Redemption of Limited Shares					(1,400,000)	(34,883,408)		(34,883,408)	(34,883,408)
Net Loss:
Net Investment Income			2	2			1,196,330	1,196,330	1,196,332
Net Realized Loss on United States Treasury Obligations and Futures			(91)	(91)			(46,573,068)	(46,573,068)	(46,573,159)
Net Change in Unrealized Loss on United States Treasury Obligations and Futures			(15)	(15)			(8,631,990)	(8,631,990)	(8,632,005)

Net Loss			(104)	(104)			(54,008,728)	(54,008,728)	(54,008,832)

Balance at September 30, 2008	40	$1,000	$(26)	$974	19,800,000	$541,447,054	$(59,132,747)	$482,314,307	$482,315,281

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2007

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at July 1, 2007	40	$1,000	$160	$1,160	17,600,000	$471,516,718	$38,676,280	$510,192,998	$510,194,158
Sale of Limited Shares	—	—	—		3,400,000	98,887,964	—	98,887,964	98,887,964
Redemption of limited shares	—	—	—		(3,800,000)	(103,586,272)	—	(103,586,272)	(103,586,272)
Net Loss:	—	—	—		—	—	—
Net Investment Income	—	—	12	12	—	—	5,295,984	5,295,984	5,295,996
Net Realized Loss on United States Treasury Obligations and Futures	—	—	(78)	(78)	—	—	(34,065,035)	(34,065,035)	(34,065,113)
Net Change in Unrealized Gain on United States Treasury Obligations and Futures	—	—	40	40	—	—	10,900,551	10,900,551	10,900,591

Net Loss	—	—	(26)	(26)	—	—	(17,868,500)	(17,868,500)	(17,868,526)

Balance at September 30, 2007	40	$1,000	$134	$1,134	17,200,000	$466,818,410	$20,807,780	$487,626,190	$487,627,324

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2008

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings (Deficit)	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at January 1, 2008	40	$1,000	$95	$1,095	18,800,000	$512,364,960	$2,460,638	$514,825,598	$514,826,693
Sale of Limited Shares	—	—	—	—	4,000,000	106,889,930	—	106,889,930	106,889,930
Redemption of Limited Shares	—	—	—	—	(3,000,000)	(77,807,836)	—	(77,807,836)	(77,807,836)
Net Loss:
Net Investment Income	—	—	10	10	—	—	4,821,132	4,821,132	4,821,142
Net Realized Loss on United States Treasury Obligations and Futures	—	—	(137)	(137)	—	—	(69,019,693)	(69,019,693)	(69,019,830)
Net Change in Unrealized Gain on United States Treasury Obligations and Futures	—	—	6	6	—	—	2,605,176	2,605,176	2,605,182

Net Loss	—	—	(121)	(121)	—	—	(61,593,385)	(61,593,385)	(61,593,506)

Balance at September 30, 2008	40	$1,000	$(26)	$974	19,800,000	$541,447,054	$(59,132,747)	$482,314,307	$482,315,281

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2007

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at January 1, 2007	40	$1,000	$34	$1,034	5,000,000	$126,665,090	$2,548,031	$129,213,121	$129,214,155
Sale of Limited Shares	—	—			16,000,000	443,739,592	—	443,739,592	443,739,592
Redemption of Limited Shares					(3,800,000)	(103,586,272)		(103,586,272)	(103,586,272)
Net Income:
Net Investment Income	—	—	35	35	—	—	11,401,436	11,401,436	11,401,471
Net Realized Gain (Loss) on United States Treasury Obligations and Futures	—	—	5	5	—	—	(3,502,468)	(3,502,468)	(3,502,463)
Net Change in Unrealized Gain on United States Treasury Obligations and Futures	—	—	60	60	—	—	10,360,781	10,360,781	10,360,841

Net Income	—	—	100	100	—	—	18,259,749	18,259,749	18,259,849

Balance at September 30, 2007	40	$1,000	$134	$1,134	17,200,000	$466,818,410	$20,807,780	$487,626,190	$487,627,324

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2008 and 2007

	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flow provided by operating activities:
Net Income (Loss)	$(61,593,506)	$18,259,849
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Cost of securities purchased	(1,574,743,237)	(1,256,239,349)
Proceeds from securities sold	1,616,601,400	929,393,991
Accretion of discount on United States Treasury obligations	(7,846,725)	(13,293,635)
Net realized gain on United States Treasury Obligations	(94,999)	(45,673)
Net change in unrealized gain on United States Treasury Obligations and Futures	(2,605,182)	(10,360,841)
Change in operating receivables and liabilities:
Management fee payable	326,507	241,822
Non controlling interest in consolidated subsidiary - related party	(26)	—
Other assets	4,625	(30,696)

Net cash used for operating activities	(29,951,143)	(332,074,532)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	106,889,930	443,739,592
Redemption of Limited Shares	(77,807,836)	(103,586,272)

Net cash provided by financing activities	29,082,094	340,153,320

Net change in cash held by broker	(869,049)	8,078,788
Cash held by the broker at beginning of period	13,584,764	6,036,881

Cash held by the broker at end of period	$12,715,715	$14,115,669

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2008

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

The Fund offers common units of beneficial interest (the “Limited Shares”) only to certain eligible financial institutions (“Authorized Participants”) in one or more blocks of 200,000 Limited Shares, called a Basket. The Fund and the Master Fund commenced investment operations on September 15, 2006 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. in exchange for $25,000,000. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC) on September 18, 2006.

This report covers the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007.

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of September 30, 2008 and December 31, 2007, the Fund had $482,950,848 (or 100%) and $515,131,154 (or 100%) of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $20,164,518 (or 4.17%) and $17,288,460 (or 3.36%) of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of September 30, 2008 and December 31, 2007, respectively. For additional information, please see the unaudited Consolidated Schedule of Investments dated September 30, 2008 and the audited Consolidated Schedule of Investments dated December 31, 2007 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the three months ended September 30, 2008 and 2007, the Fund and Master Fund incurred Management Fees of $1,015,065 and $1,011,219, respectively. Management Fees incurred during the nine months ended September 30, 2008 and 2007, by the Fund and Master Fund were $3,014,436 and $2,108,443, respectively. As of September 30, 2008 and December 31, 2007 Management Fees payable to the Managing Owner were $657,352 and $330,845, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. During the three months ended September 30, 2008 and 2007, the Fund and Master Fund incurred brokerage fees of $43,705 and $80,898, respectively. Brokerage fees incurred during the nine months ended September 30, 2008 and 2007, by the Fund and Master Fund were $203,655 and $168,676, respectively. As of September 30, 2008 and December 31, 2007 there were no brokerage fees payable to the Commodity Broker.

The Administrator

The Bank of New York Mellon (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Master Fund and the Fund, and have entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

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

Basis of Fair Value Measurement

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3: Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2008 and December 31, 2007 are $20,164,518 and $17,288,460, respectively, which are restricted and held against initial margin of the open futures contracts.

(f)	Cash held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less, when purchased. As of September 30, 2008, the Fund had cash held by the broker of $12,715,715 of which $3,484,161 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2007, the Fund had cash held by the Commodity Broker of $13,584,764 of which $5,983,143 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of September 30, 2008 and December 31, 2007.

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

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized gains (losses) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2008 and December 31, 2007, the futures contracts held by the Fund were in unrealized depreciation positions of $3,484,161 and $5,983,143, respectively.

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

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and 2007.

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

(m)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and 2007, the Fund and the Master Fund did not incur such expenses.

(5)	Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Statement 157. See Note 4(c) for discussion of the Fund’s policies regarding this hierarchy.

Assets and Liabilities Measured at Fair Value as of September 30, 2008:

United States Treasury Obligations (Level 1)	$473,719,294
Commodity Futures Contracts (Level 1)	$(3,484,161)

There were no level 2 or 3 holdings as of September 30, 2008.

(6)	Financial Instrument Risk

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

Limited Shares may be purchased from the Fund only by Authorized Participants in one or more blocks of 200,000 Shares, called a Basket. The Fund issues Limited Shares in Baskets only to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Fund, at the net asset value of 200,000 Limited Shares as of the closing time of the NYSE Alternext US LLC or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Fund.

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

The redemption proceeds from the Fund consist of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the NYSE Alternext US LLC or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the redemption order date. The Fund will distribute the cash redemption amount at noon, New York time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book-entry system.

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

(c)	Limited Share Transactions

Summary of Limited Share Transactions for the Three Months and Nine Months Ended

September 30, 2008 and 2007

	Limited Shares		Paid in Capital		Limited Shares		Paid in Capital
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Limited Shares Sold	400,000	3,400,000	$10,461,436	$98,887,964	4,000,000	16,000,000	$106,889,930	$443,739,592
Limited Shares Redeemed	(1,400,000)	(3,800,000)	(34,883,408)	(103,586,272)	(3,000,000)	(3,800,000)	(77,807,836)	(103,586,272)

Net Increase/ Decrease	(1,000,000)	(400,000)	$(24,421,972)	$(4,698,308)	1,000,000	12,200,000	$29,082,094	$(340,153,320)

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

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund and the Master Fund. As of September 30, 2008, no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Limited Share outstanding for the three months and nine months ended September 30, 2008 and 2007. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Limited Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Limited Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Asset Value
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	$(2.66)	$(0.92)	$(3.26)	$0.84
Net investment income	0.06	0.28	0.24	1.67

Net increase (decrease) in net assets from operations	(2.60)	(0.64)	(3.02)	2.51
Net asset value per Limited Share, beginning of period	26.96	28.99	27.38	25.84

Net asset value per Limited Share, end of period	$24.36	$28.35	$24.36	$28.35

Market value per Limited Share, beginning of period	$27.02	$28.97	$27.48	$25.95

Market value per Limited Share, end of period	$24.26	$28.44	$24.26	$28.44

Ratio to average Limited Shares*
Net investment income	0.88%	3.94%	1.20%	4.02%
Total expenses	0.78%	0.81%	0.80%	0.80%
Total Return, at net asset value **	(9.64)%	(2.21)%	(11.03)%	9.71%

Total Return, at market value **	(10.21)%	(1.83)%	(11.72)%	9.60%

*	Percentages are annualized.

**	Percentages are not annualized.

(12)	Recently Issued Accounting Standards

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

The currencies that are eligible for inclusion in the Index, or Eligible Index Currencies, are the currencies of The Group of Ten, or G10, countries, which include the following currencies:

Eligible Index Currency	Symbol
United States Dollar	USD
Euro	EUR
Japanese Yen	JPY
Canadian Dollar	CAD
Swiss Franc	CHF
British Pound	GBP
Australian Dollar	AUD
New Zealand Dollar	NZD
Norwegian Krone	NOK
Swedish Krona	SEK

Futures contracts referencing each of the Eligible Index Currencies (except USD) currently are traded on the Chicago Mercantile Exchange, or CME, although currency futures contracts on the Eligible Index Currencies also trade on other exchanges in the United States and the Master Fund may invest in such contracts.

At any time, the Index is comprised of long futures positions in the three Eligible Index Currencies associated with the highest interest rates and short futures positions in the three Eligible Index Currencies associated with the lowest interest rates. The Index’s six component currencies from time-to-time, comprised of the three long and three short futures positions, are referred to as the Index Currencies and are used to calculate the value of the Index. The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Currencies.

The Index Sponsor calculates the Index on both an excess return basis and a total return basis. The excess return basis calculation reflects the change in market value of the applicable underlying currency futures only. The total return basis calculation reflects the sum of the change in market value of the applicable underlying currency futures plus the return on 3-month U.S. Treasury bills. The Fund and the Master Fund seek to track changes, whether positive and negative, in the level of the Index calculated on an excess return basis, over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

The Fund will make distributions at the discretion of the Managing Owner. To the extent that the Master Fund’s actual and projected interest income from its holdings of United States Treasury securities and other high credit quality short-term fixed income securities exceeds the actual and projected fees and expenses of the Fund and the Master Fund, the Managing Owner expects periodically to make distributions of the amount of such excess. The Fund currently does not expect to make distributions with respect to its capital gains. Depending on the Fund’s performance for the taxable year and an investor’s own tax situation for such year, an investor’s income tax liability for the taxable year and allocable share of the Fund’s net ordinary income or loss and capital gain or loss may exceed any distributions an investor may receive with respect to such year.

In order to determine which Eligible Index Currencies to include in the Index from time-to-time, the Index Sponsor will review the composition of the Index on a quarterly basis 5 business days prior to the IMM Date. “IMM Date” means the third Wednesday of March, June, September and December, a traditional settlement date in the International Money Market.

The Index Sponsor will review the three month Libor rate for each Eligible Index Currency other than the SEK and NOK and will review the three month Stibor rate and the three month Nibor rate for the SEK and NOK, respectively. The Libor, Stibor and Nibor rates for the Eligible Index Currencies, as applicable, mean the London, Stockholm and Norway interbank offered rates for overnight deposits, respectively, each of which is published by Reuters. The Eligible Index Currencies are then ranked according to yield. The three highest yielding and three lowest yielding are selected as Index Currencies for inclusion in calculating the Index. If two Index Currencies have the same yield, then the previous quarter’s ranking will be used.

The Index is re-weighted quarterly. Upon re-weighting, the high yielding Index Currencies are allocated a base weight of 33 1/3% and the low yielding Index Currencies are allocated a base weight of -33 1/3%. These new weights are applied during the Index re weighting period, which takes place between the fourth and third Index Business Days prior to the applicable IMM Date, or Index Re- Weighting Period.

The CME traded futures contract of each applicable Index Currency that is closest to expiration is used in the Index calculation. The futures contracts on the Index Currencies are rolled during the Index Re-Weighting Period. The new futures contract on an Index Currency that has the next closest expiration date is selected. The calculation of the Index on an excess return basis is the weighted return on the change in price of the futures contracts on the Index Currencies.

A 3-month U.S. Treasury bill return is then calculated and included to calculate the total return index. Please refer to Exhibit B of the Amended and Restated Declaration of Trust of the Master Fund for the mathematical formulae of the Index.

The Index has been calculated using historical data since March 12, 1993. The Index is composed of notional amounts of each Index Currency. The notional amounts of the Index Currencies included in the Index are based on the Index Closing Level as of the Index Re-Weighting Period. The Index Closing Level reflects an arithmetic weighted return of the change in the Index Currencies exchange rates against the USD since March 12, 1993. March 1993 was chosen as a starting period because it represents the earliest date on which reliable data for all the Eligible Index Currencies exists. On March 12, 1993, the closing Index level was USD 100. Between March 12, 1993 to February 29, 2008, the Index level as calculated on an excess return basis has ranged from as high as USD 315.27 (July 25, 2007) to as low as USD 94.03 (July 30, 1993). Past Index results are not necessarily indicative of future changes, positive and negative, in the Index.

The Fund will pursue its investment objective by investing substantially all of its assets in the Master Fund. To track the Index, the Master Fund generally will establish long futures positions in the three Eligible Index Currencies associated with the highest interest rates and short futures positions in the three Eligible Index Currencies associated with the lowest interest rates and will adjust its holdings quarterly as the Index is adjusted. However, if the United States Dollar, or

USD, is among the Index Currencies from time-to-time, the Master Fund will not establish a long or short futures position (as the case may be) in USD, because USD is the Fund’s home currency and, as a consequence, the Master Fund never can enjoy profit or suffer loss from long or short futures positions in USD. When the USD is not associated with the highest or lowest interest rates among the Eligible Index Currencies, the aggregate notional value of the Master Fund’s futures contracts at the time they are established will be double the value of the Master Fund’s holdings of United States Treasury and other high credit quality short term fixed income securities, which means the Fund will have a leverage ratio at such time of 2:1. If the USD is associated with the highest or lowest interest rates among the Eligible Index Currencies, the aggregate notional value of the Master Fund’s futures contracts at the time they are established will be approximately 1.66 times the value of the Master Fund’s holdings of United States Treasury and other high credit quality short term fixed income securities, which means the Fund will have a leverage ratio at such time of approximately 1.66:1. Holding futures positions with a notional amount in excess of the Master Fund’s net asset value constitutes a form of leverage. The use of leverage will increase the potential for both trading profits and losses, depending on the changes, positive and negative, in the Index. The Master Fund’s ability to track the Index will not be affected by the presence or absence of the USD among the Index Currencies. Because the notional value of the Master Fund’s futures positions can rise or fall over time, the leverage ratio could be higher or lower between quarterly adjustments of the Index Currencies.

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

There can be no assurance that the use of both long and short positions will reduce the volatility of the Index during any or all market cycles or performance periods, or that the Master Fund will achieve its objectives. It is possible that, prior to an Index rebalancing, that Index Currencies expected to lose relative to the USD may rise and/or Index Currencies expected to gain relative to the USD may fall. In such cases, the Master Fund may experience losses in both its long and short positions at the same time. Such losses will be greater as a result of the Master Fund’s use of leverage, reflected in its long futures exposure to Index Currencies with a notional value of up to 100% of the Master Fund’s net asset value and its short futures exposure to Index Currencies with a notional value of up to 100% of the Master Fund’s net asset value. Under such circumstances, the Master Fund’s losses would be greater as a result of its leverage than would be the case were it to limit its overall exposure to Index Currencies with a notional value of 100% of the Master Fund’s net asset value.

As a result of its use of leverage, the Master Fund will be required to deposit a greater proportion of its net assets as margin, not expected to exceed 5% of net assets. This represents margin deposit requirements approximately twice as great as would be required if the Master Fund did not use leverage. Similarly, as a result of its use of leverage, the Master Fund will trade more futures contracts and incur more brokerage commission expense than it would if it did not use leverage. The additional amount of brokerage commission expense generally will be proportional to the Master Fund’s leverage ratio.

The Master Fund’s portfolio also will include United States Treasury securities and other high credit quality short term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin.

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

Performance Summary

This report covers the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007.

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

The section “Summary of DBCFH-TR™ and Underlying Index Currency Returns for the Three Months and Nine Months Ended September 30, 2008 and 2007” below provides an overview of the changes in the closing levels of DBCFH-TR™ by disclosing the change in closing levels of the Index itself plus 3-month United States Treasury Obligation returns. Please note that the Fund’s objective is to track the Index (not DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

The following chart highlights the results of the DBCFH-TR for the three months and nine months ended September 30, 2008 and 2007.

Summary of the DBCFH-TR™ and Underlying Index Currency Returns for the

Three Months and Nine Months Ended September 30, 2008 and 2007

Underlying Index Currency	DBCFH-TR™
	Long Position[1]				Short Position[1]
	Three Months Ended Sept. 30, 2008	Nine Months Ended Sept. 30, 2008	Three Months Ended Sept. 30, 2007	Nine Months Ended Sept. 30, 2007	Three Months Ended Sept. 30, 2008	Nine Months Ended Sept. 30, 2008	Three Months Ended Sept. 30, 2007	Nine Months Ended Sept. 30, 2007
British Pounds (GBP)	N/A	0.86%	0.67%	1.94%	N/A	N/A	N/A	N/A
Norwegian Krone (NOK)	(4.15)%	(3.86)%	N/A	N/A	N/A	N/A	N/A	N/A
Australian Dollar (AUD)	(5.46)%	(1.31)%	1.60%	5.09%	N/A	N/A	N/A	N/A
New Zealand Dollar (NZD)	(3.59)%	(2.45)%	(0.32)%	3.52%	N/A	N/A	N/A	N/A
Swedish Krona (SEK)	N/A	N/A	N/A	N/A	N/A	(2.61)%	(1.77)%	(2.10)%
Japanese Yen (JPY)	N/A	N/A	N/A	N/A	0.10%	(1.62)%	(2.02)%	(0.57)%
Swiss Franc (CHF)	N/A	N/A	N/A	N/A	2.94%	(1.04)%	(1.40)%	(1.26)%

	DBCFH-TR Index Returns
	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
3 MONTH UNITED STATES TREASURY OBLIGATIONS	0.35%	1.16%	1.08%	3.89%
DBCFH-TR™	(9.81)%	(10.87)%	(2.15)%	10.51%

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

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item I for further information regarding Statement No. 157.

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

The Master Fund’s foreign exchange futures contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations or for other reasons. For example, commodity exchanges may limit fluctuations in certain futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in the future can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Although the Eligible Index Currencies that the Master Fund invests in are not currently subject to daily limits, the currency futures held by the Master Fund could become subject to such limits in the future. Such market conditions could prevent the Master Fund from promptly liquidating its currency futures positions.

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

Operating Activities

Net cash flow used in operating activities was $30.0 million and $332.1 million during the nine months ended September 30, 2008 and 2007, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition. During the nine months ended September 30, 2008, $1,574.7 million was paid to purchase United States Treasury Obligations and $1,616.6 million was received from sales of maturing contracts. During the nine months ended September 30, 2007, $1,256.2 million was paid to purchase United States Treasury Obligations and $929.4 million was received from sales of maturing contracts. Unrealized appreciation on futures increased by $2.6 million and $10.4 million during the nine months ended September 30, 2008 and 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $29.1 million and $340.2 million during the nine months ended September 30, 2008 and 2007, respectively. This included $106.9 million and $443.7 million from the sale of Limited Shares to Authorized Participants during the nine months ended September 30, 2008 and 2007, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007, AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Fund Limited Share Price Performance

For the three months ended September 30, 2008, the NYSE Alternext US LLC market value of Limited Shares decreased 10.21% from $27.02 per share to $24.26 per share. Limited Shares traded from a high of $27.37 per share (+1.30%) on July 21, 2008 to a low of $24.08 (-10.88%) per share on September 17, 2008.

For the three months ended September 30, 2007, the NYSE Alternext US LLC market value of Limited Shares decreased 1.83% from $28.97 per share to $28.44 per share. Limited Shares traded from a high of $29.78 per share (+2.80%) on both July 23 and July 25, 2007 to a low of $26.93 (-7.04%) per share on August 16, 2007.

Fund Limited Share Net Asset Performance

For the three months ended September 30, 2008, the net asset value of each Limited Share decreased 9.64% from $26.96 per share to $24.36 per share. During the three months ended September 30, 2008, losses of the long index currency positions in the Norwegian Krone, New Zealand Dollar and the Australian Dollar exceeded the gains of the short index currency positions in the Japanese Yen and Swiss Franc contributing to an overall 9.81% decrease in the level of the DBCFH-TR.

Net loss for the three months ended September 30, 2008 was $54.0 million, resulting from $2.3 million of interest income, realized and unrealized losses of $55.2 million and operating expenses of $1.1 million.

For the three months ended September 30, 2007, the net asset value of each Limited Share decreased 2.21% from $28.99 per share to $28.35 per share. During the three months ended September 30, 2007, gains of the long index currency positions in the British Pound and the Australian Dollar were exceeded by the losses of the short index currency positions in the Swedish Krona, Japanese Yen and Swiss Franc, as well as the losses of the long index currency position in the New Zealand Dollar, contributing to an overall 2.15% decrease in the level of the DBCFH-TR.

Net loss for the three months ended September 30, 2007 was $17.9 million, resulting from $6.4 million of interest income, realized and unrealized losses of $23.2 million and operating expenses of $1.1 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Fund Limited Share Price Performance

For the nine months ended September 30, 2008, the NYSE Alternext US LLC market value of Limited Shares decreased 11.72% from $27.48 per share to $24.26 per share. Limited Shares traded from a high of $27.69 per share (+0.76%) on February 25, 2008 to a low of $24.08 (-12.37%) per share on September 17, 2008.

For the nine months ended September 30, 2007, the NYSE Alternext US LLC market value of Limited Shares increased 9.6% from $25.95 per share to $28.44 per share. Limited Shares traded from a low of $25.72 per share (-0.89%) on March 5, 2007 to a high of $29.78 per share (+14.76%) on both July 23 and July 25, 2007.

Fund Limited Share Net Asset Performance

For the nine months ended September 30, 2008, the net asset value of each Limited Share decreased 11.03% from $27.38 per share to $24.36 per share. During the nine months ended September 30, 2008, gains of the long index currency positions in the British Pound did not exceed the losses on the long positions in the Norwegian Krone, New Zealand Dollar and the Australian Dollar and the losses of the short index currency positions in the Swedish Krona, Japanese Yen and Swiss Franc contributing to an overall 10.72% decrease in the level of the DBCFH-TR.

Net loss for the nine months ended September 30, 2008 was $61.6 million, resulting from $8.0 million of interest income, realized and unrealized losses of $66.4 million and operating expenses of $3.2 million.

For the nine months ended September 30, 2007, the net asset value of each Limited Share increased 9.71% from $25.84 per share to $28.35 per share. During the nine months ended September 30, 2007, gains of the long index currency positions in the British Pound, Australian Dollar and the New Zealand Dollar exceeded the losses of the short index currency positions in the Swedish Krona, Japanese Yen and Swiss Franc, contributing to an overall 10.51% increase in the level of the DBCFH-TR.

Net income for the nine months ended September 30, 2007 was $18.3 million, resulting from $13.7 million of interest income, realized and unrealized gains of $6.9 million and operating expenses of $2.3 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT CURRENCY CONTRACTS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2008. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007.

Currency Contract	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (“VaR”)* % of Net Assets	Number of times VaR Exceeded
Australian Dollar	December 2008	3,588,357	0.74%	8
New Zealand Dollar	December 2008	3,686,008	0.76%	8
Japanese Yen	December 2008	2,836,327	0.59%	6
Swiss Franc	December 2008	2,510,996	0.52%	8
Norwegian Krone	December 2008	7,283,660	1.51%	5
Aggregate/Total:		8,510,576	1.77%	13

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

Currency Contract	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (“VaR”)* % of Net Assets	Number of times VaR Exceeded
Australian Dollar	March 2008	3,075,575	0.60%	10
New Zealand Dollar	March 2008	3,528,102	0.69%	9
Japanese Yen	March 2008	2,355,426	0.46%	8
Swiss Franc	March 2008	1,725,230	0.34%	7
Swedish Krona	March 2008	2,168,938	0.42%	6
British Pound	March 2008	1,669,842	0.32%	7
Aggregate/Total:		7,898,156	1.53%	7

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

(a) None.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-132484) was declared effective on September 15, 2006 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. A Post-Effective Amendment No. 1 and Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 was filed on April 30, 2007 and April 21, 2008, respectively, which also contained this information. Post-Effective Amendment No. 1 and Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 were declared effective on May 15, 2007 and May 14, 2008, respectively. Trading on the American Stock Exchange (now known as the NYSE Alternext US LLC) commenced on September 18, 2006.

The proceeds from the sale of Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the three months ended September 30, 2008, 0.4 million Limited Shares were created for $10.5 million and 1.4 million Limited Shares were redeemed for $34.9 million. On September 30, 2008, 19.8 million Limited Shares of the Fund were outstanding for a market capitalization of $480.3 million.

(c) The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2008 and 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2008	1,400,000	$24.92
Three Months Ended September 30, 2007	3,800,000	$27.26

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB G10 Currency Harvest Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Kevin Rich
Name: Kevin Rich
Title: Managing Director and Chief Executive Officer

Dated: October 31, 2008	By:	/s/ Michael Gilligan
Name: Michael Gilligan
Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1